Form 10QSB
period 2004-06-30
CHILCO RIVER HOLDINGS INC
filed 2004-08-16
CIK 1278595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 333-113383

CHILCO RIVER HOLDINGS INC.
(Exact name of registrant as specified on its charter)

NEVADA	98-0419129
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

420 – 625 Howe Street
Vancouver, B.C. Canada	V6C 2T6
(Name and address of principal executive offices)	(Zip Code)

(604) 618-0948
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be field by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,032,000 shares issued and outstanding as of August 12, 2004.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Chilco River Holdings Inc.
(An Exploration Stage Company)

June 30, 2004

F-i

Chilco River Holdings Inc.
(An Exploration Stage Company)
Balance Sheet
(Expressed in U.S. dollars)

	June 30,	December 31,
	2004	2003
	$	$
	(unaudited)	(audited)

ASSETS
Current Assets
Cash	13,424	37,266
Prepaid expenses	87	–
Total Assets	13,511	37,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	8,773	50
Accrued liabilities	3,500	12,239
Total Liabilities	12,273	12,289

Commitments and Contingencies (Notes 1 and 4)
Stockholders’ Equity
Common Stock, 100,000,000 shares authorized, $0.001 par value
3,032,000 shares issued and outstanding	3,032	3,032
Additional Paid in Capital	48,018	48,018
Donated Capital (Note 3)	14,000	8,000
Deficit Accumulated During the Exploration Stage	(63,812)	(34,073)
Total Stockholders’ Equity	1,238	24,977
Total Liabilities and Stockholders’ Equity	13,511	37,266

The accompanying notes are an integral part of these financial statements

Chilco River Holdings Inc.
(An Exploration Stage Company)
Statement of Operations
(Expressed in U.S. dollars)
(Unaudited)

	From			From
	May 8, 2003	For the Three	For the Six	May 8, 2003
	(Date of Inception)	Months Ended	Months Ended	(Date of Inception)
	to June 30,	June 30,	June 30,	to June 30,
	2004	2004	2004	2003
	$	$	$	$

Revenue	–	–	–	–

Expenses
General and administrative	877	26	877	–
Interest and bank charges	288	40	207	15
Licenses, dues and fees	2,397	529	1,144	–
Management fees (Note 3)	7,000	1,500	3,000	1,000
Mineral property acquisition costs	12,500	–	–	–
Professional fees	33,750	10,084	21,511	–
Rent (Note 3)	7,000	1,500	3,000	1,000
	63,812	13,679	29,739	2,015
Net Loss For the Period	(63,812)	(13,679)	(29,739)	(2,015)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.00)

Weighted Average Shares Outstanding		3,032,000	3,032,000	2,000,944

The accompanying notes are an integral part of these financial statements

Chilco River Holdings Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

		From
	For the Six	May 8, 2003
	Months Ended	(Date of Inception)
	June 30,	to June 30,
	2004	2003
	$	$

Cash Flows Used In Operating Activities
Net loss for the period	(29,739)	(2,015)
Adjustment to reconcile net loss to cash used in
operating activities:
Donated services	6,000	2,000
Changes in operating assets and liabilities:
Prepaid expenses	(87)	–
Accounts payable	8,723	–
Accrued liabilities	(8,739)	–
Net Cash Used in Operating Activities	(23,842)	(15)
Cash Flows To Investing Activities	–	–
Cash Flows From Financing Activities
Proceeds from issuance of common stock	–	4,562
Finders’ fee paid	–	–
Net Cash Flows Provided By Financing Activities	–	4,562
Increase (Decrease) In Cash	(23,842)	4,547
Cash - Beginning of Period	37,266	–
Cash - End of Period	13,424	4,547

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2004
(Expressed in U.S. dollars)

1.

Exploration Stage Company

The Company was incorporated in the State of Nevada on May 8, 2003. The Company has acquired a 100% interest in 16 mineral claim units located in British Columbia, Canada.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2004, the Company has working capital of $1,238 and has accumulated losses of $63,812 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective August 6, 2004 to register 1,032,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

b)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)
Comprehensive Loss SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2004
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Cash and Cash Equivalents The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)

Mineral Property Costs

The Company has been in the exploration stage since its formation on May 8, 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

	g)	Financial Instruments The fair values of cash, accounts payable and accrued liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

h)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (“SAB 104”), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

3.	Related Party Balances/Transactions

a)
The President provides management services and office premises to the Company. The services are valued at $500 per month and the office premises are valued at $500 per month. During the six month period ended June 30, 2004 donated services of $3,000 and donated rent expense of $3,000 were charged to operations.

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2004
(Expressed in U.S. dollars)

4.

Mineral Properties

The Company entered into a Sale and Acquisition Agreement dated November 3, 2003 with Nicholson & Associates Natural Resource Development Inc. (“Nicholson”) to acquire a 100% interest in one unpatented mineral claim representing 16 units located in British Columbia, Canada. To acquire a 100% interest in these claims, the Company paid $12,500 representing $3,906 for research, $1,563 for claim staking, $3,125 for a geological report and $3,906 of assessment costs. The claims are subject to a 2.5% net smelter returns royalty and a 7.5% gross rock royalty. Advance royalty payments of $25,000 are due each year commencing November 3, 2006 until the commencement of commercial production. The total amount paid, $12,500, was charged to operations during the period ended December 31, 2003.

5.

Subsequent Event

The Company filed an amended SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission that was declared effective on August 6, 2004 to register 1,032,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company, however, will pay for all expenses incurred related to the filing of the SB-2.

Item 2.     Plan of Operations

The following discussion and analysis explains the major factors affecting our financial condition. We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares. We have sufficient funds to take us through our initial exploration program and meet our obligations for the short term. Our working capital is not sufficient to enable us to perform further exploration phases beyond the first geological exploration phase on the property. Accordingly, we will require additional financing in order to meet all of our anticipated operating expenses and for any new exploratory expenses.

Recent Developments

We are currently preparing to commence the initial work program on our PEG Claim (estimated at $2,560). When completed, a geological report will determine whether or not it is recommended that further exploration is carried out on the property.

The Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission which became effective on August 6, 2004 to register 1,032,000 shares of common stock for resale by existing shareholders of the Company. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company, however, plans to pay for the costs of the proposed offering.

Plan of Operations

Our plan of operations is to conduct mineral exploration activities on the PEG Claim in order to assess whether it possesses commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of nickel, copper, palladium, platinum, cobalt, chromium, gold and silver. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the PEG Claim. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on the PEG Claim.

At this time we are uncertain of the number of mineral exploration phases we will conduct before concluding that there are, or are not, commercially viable minerals on the PEG Claim. Further phases beyond the current initial exploration program will be dependent upon a number of factors such as our consulting geologist’s recommendations based upon ongoing exploration program results and our available funds.

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of June 30, 2004 we have incurred a total of $12,500 in acquisition costs for the property. We have sufficient funds to take us through our initial exploration program, which we anticipate will be completed by April 2005. Our working capital is not sufficient to enable us to perform further exploration phases beyond the first geological exploration phase on the property. Accordingly, we will require additional financing in the event that further exploration is needed.

Once we receive results from our initial work program we will assess whether to proceed to any further exploration phases. In making this determination we will make an assessment as to whether the results are sufficiently positive to enable us to obtain the financial necessary to proceed.

Should a follow-up exploration program be undertaken on the PEG Claim, it would likely commence in the summer of 2005. The cost and scope of this second exploration program is estimated at $18,208.

Results of Operations – Six Months Ended June 30, 2004

We did not earn any revenues during the six months ended June 30, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $29,739 for the six months ended June 30, 2004, the majority of which expenses were professional fees of $21,511 incurred in connection with the SB-2 filing with the SEC.

We incurred a loss in the amount of $29,739 for the six months ended June 30, 2004.

The President of the Company provides management services and office premises to the company. The services are valued at $500 per month and the office premises are valued at $500 per month. During the period ended June 30, 2004 donated services of $3,000 and donated rent expense of $3,000 were charged to operations.

Liquidity and Capital Resources

There is limited financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We will need to raise additional capital to fund normal operating costs and exploration efforts. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a gong concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As at June 30, 2004 we had cash of $13,424 and a working capital of $1,238.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

New Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes SAB 101, “Revenue Recognition in Financial Statements”. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

Forward-Looking Statements

Our plan of operations includes a number of forward looking statements that reflect management’s current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or review forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that management’s assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.

Item 3.     Controls and Procedures

Based on their most recent review, which was completed within 90 days prior to the filing of this report, the Company’s president and secretary-treasurer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its president and secretary-treasurer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There are no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Items 1 to 5.     Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of the President pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	31.2	Certification of the Secretary-Treasurer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification of the President, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Secretary-Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2004.

CHILCO RIVER HOLDINGS INC.

By:	//s// ROBERT KRAUSE

Robert Krause
President

By:	//s// THOMAS JAMES BRADY

Thomas James Brady
Secretary-Treasurer