Form 10QSB
period 2004-09-30
CHILCO RIVER HOLDINGS INC
filed 2004-11-09
CIK 1278595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from ___________to _____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☒     No     ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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
3,032,000 shares issued and outstanding as of November 9, 2004.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Chilco River Holdings Inc.
(An Exploration Stage Company)

September 30, 2004

Chilco River Holdings Inc.
(An Exploration Stage Company)
Balance Sheet
(Expressed in U.S. dollars)

	September 30,	December 31,
	2004	2003
	$	$
	(unaudited)	(audited)

ASSETS
Current Assets
Cash	7,583	37,266
Prepaid expenses	87	–
Total Assets	7,670	37,266

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	9,033	50
Accrued liabilities	3,500	12,239
Total Liabilities	12,533	12,289

Commitments and Contingencies (Notes 1 and 4)
Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.001 par value
3,032,000 shares issued and outstanding	3,032	3,032
Additional Paid in Capital	48,018	48,018
Donated Capital (Note 3)	17,000	8,000
Deficit Accumulated During the Exploration Stage	(72,913)	(34,073)
Total Stockholders’ Equity (Deficit)	(4,863)	24,977
Total Liabilities and Stockholders’ Equity (Deficit)	7,670	37,266

The accompanying notes are an integral part of these financial statements

Chilco River Holdings Inc.
(An Exploration Stage Company)
Statement of Operations
(Expressed in U.S. dollars)
(Unaudited)

	From				From
	May 8, 2003	For the Three	For the Three	For the Nine	May 8, 2003
	(Date of Inception)	Months Ended	Months Ended	Months Ended	(Date of Inception)
	to September 30,	September 30,	September 30,	September 30,	to September 30,
	2004	2004	2003	2004	2003
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
General and administrative	2,003	1,126	–	2,003	–
Interest and bank charges	324	36	43	242	58
Licenses, dues and fees	2,662	265	–	1,410	–
Management fees (Note 3)	8,500	1,500	1,500	4,500	2,500
Mineral property costs	15,174	2,674	–	2,674	–
Professional fees	35,750	2,000	–	23,511	–
Rent (Note 3)	8,500	1,500	1,500	4,500	2,500
	72,913	9,101	3,043	38,840	5,058
Net Loss For the Period	(72,913)	(9,101)	(3,043)	(38,840)	(5,058)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.01)	(0.00)

Weighted Average Shares Outstanding		3,032,000	3,032,000	3,032,000	3,032,000

The accompanying notes are an integral part of these financial statements

Chilco River Holdings Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

		From
	For the Nine	May 8, 2003
	Months Ended	(Date of Inception)
	September 30,	to September 30,
	2004	2003
	$	$

Cash Flows Used In Operating Activities
Net loss for the period	(38,840)	(5,058)
Adjustment to reconcile net loss to cash used in operating activities:
Donated services and rent	9,000	5,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(87)	–
Increase in accounts payable and accrued liabilities	244	75
Net Cash Used in Operating Activities	(29,683)	17
Cash Flows From Financing Activities
Proceeds from issuance of common stock	–	20,500
Net Cash Flows Provided By Financing Activities	–	20,500
(Decrease) Increase In Cash	(29,683)	20,517
Cash - Beginning of Period	37,266	–
Cash - End of Period	7,583	20,517

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2004
(Expressed in U.S. dollars)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on May 8, 2003. The Company has acquired a 100% interest in 16 mineral claim units located in British Columbia, Canada.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2004, the Company has a working capital deficiency of $4,863 and has accumulated losses of $72,913 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2004
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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

3.	Related Party Transactions

The President provides management services and office premises to the Company. The services are valued at $500 per month and the office premises are valued at $500 per month. During the nine month period ended September 30, 2004 donated services of $4,500 and donated rent expense of $4,500 were charged to operations.

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2004
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

Item 2	Plan of Operations

The following discussion and analysis explains the major factors affecting our financial condition. We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

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

Recent Developments

During the three month period ended September 30, 2004, we completed the initial work program of $2,674 on our PEG Claim. We are now waiting for a geological report which will determine whether or not it is recommended that further exploration is carried out on the property.

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

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of September 30, 2004 we have incurred a total of $15,174 in acquisition costs for the property. During the three month period ended September 30, 2004, we completed the initial work program of $2,674 on our PEG Claim. Our working capital is not sufficient to enable us to perform further exploration phases beyond the first geological exploration phase on the property. Accordingly, we will require additional financing in the event that further exploration is needed.

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

Results of Operations – Nine Months Ended September 30, 2004

We did not earn any revenues during the nine months ended September 30, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $38,840 for the nine months ended September 30, 2004, the majority of which expenses were professional fees of $23,511 incurred in connection with the SB-2 filing with the SEC and the $2,674 spent on carrying out the initial work program on our PEG Claim.

We incurred a loss in the amount of $38,840 for the nine months ended September 30, 2004.

The President of the Company provides management services and office premises to the company. The services are valued at $500 per month and the office premises are valued at $500 per month. During the nine-month period ended September 30, 2004 donated services of $4,500 and donated rent expenses of $4,500 were charged to operations.

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

As at September 30, 2004 we had cash of $7,583 and a working capital deficit of $4,863.

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

PART II – OTHER INFORMATION

Items 1 to 5.	Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of the President pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	31.2	Certification of the Secretary-Treasurer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification of the President, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Secretary-Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2004.

CHILCO RIVER HOLDINGS INC.

By:	//s// ROBERT KRAUSE
Robert Krause
President

By:	//s// THOMAS JAMES BRADY
Thomas James Brady
Secretary-Treasurer