Form 10KSB
period 2004-12-31
CHILCO RIVER HOLDINGS INC
filed 2005-03-30
CIK 1278595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

  ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 31, 2004

  ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For transition period from ______________ to __________________ .

Commission File Number: 0001278595

CHILCO RIVER HOLDINGS INC.
(Exact name of small business issuer in its charter)

Nevada	98-0419129
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

Suite 420 – 625 Howe Street, Vancouver, British Columbia V6C 2T6
(Address of principal executive office)

Issuer’s telephone number:	(604) 685-5851

Securities registered or to be registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered or to be registered pursuant to Section 12(g) of the Act: Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes:  ☒      No:  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

State issuer’s revenues for its most recent fiscal year: $ - 0 –

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 15, 2005: 3,032,000

Transitional Small Business Disclosure Format (Check one): Yes  ☐     No   ☒

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect Chilco River Holdings Inc. in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words “believe”, “expect”, “anticipate” or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

Convention

In this Annual Report all references to the “Company” refer to Chilco River Holdings Inc. All references to “Canada” are references to The Dominion of Canada. Unless otherwise noted all references to “shares” or “common stock” are references to our common stock. All references to “British Columbia” or “BC” are references to the Province of British Columbia, Canada.

Measurement Conversion Information

In this Annual Report, metric measures are used with respect to mineral properties described herein. For ease of reference, the following conversion factors are provided:

Imperial Measure	Metric Unit
1 mile	1.609 kilometres
1 yard	0.9144 metre
1 acre	0.405 hectare

Currency

Our reporting currency is the United States dollar. References to "Cdn Dollars", or “Cdn$” are to the currency of Canada. Solely for the convenience of the reader, this Annual Report contains translations of certain US Dollar amounts into Cdn Dollar amounts at specified rates.

PART I

Item 1.           DESCRIPTION OF BUSINESS

Narrative Description of Business

We were incorporated on May 8, 2003 under the laws of the State of Nevada. We maintain our registered agent’s office at 6100 Neil Road, Suite 500, Reno, Nevada 89511, and our principal executive office is located at Suite 420, 625 Howe Street, Vancouver, BC Canada, V6C 2T6. Our telephone number is (604) 685-5851.

Our present business is the acquisition of mineral exploration properties. We currently own all rights, title and interest in one property located in British Columbia, Canada. Our primary objective is to explore our mining properties and to locate, evaluate and acquire other mineral properties and to finance our exploration either through equity financing, by way of joint venture, option agreements or through a combination of both.

We are an exploration stage company and our mineral property does not have known ore reserves. There is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the property is determined.

By agreement dated November 3, 2003 we purchased all right, title and interest in one unpatented claim consisting of 16 units located in southwestern British Columbia, Canada, from Nicholson & Associates (“NIC”), of Vancouver, British Columbia, subject to a 2-1/2% NSRR and a 7-1/2% GRRR to NIC. Of the NSRR, 1-1/2% may be acquired by us from NIC for $1 million within 12 months from Commencement of Commercial Production. Advance royalties of $25,000 will be paid annually commencing on November 3, 2006. NIC is at arm’s length to us. NIC agreed to provide to us with geological consulting services for the PEG Claim and to maintain the claims in good standing for at least 24 months from the date of claim recording.

The following are definitions relating to the royalties payable by us to NIC pursuant to the acquisition of the PEG Claims:

GRR	means the gross rock revenue to us for the sale of sand, rock or gravel mineral product from the PEG Claim.

GRRR	means the amount in dollars calculated by multiplying the 7-1/2% royalty payable by us to NIC as a condition of acquiring the PEG Claim, times the gross rock revenue.

Gross Rock Revenue

means, for any period, the difference between:
(a)        the sum of the gross proceeds received by us in that period from the sale of sand, rock or  gravel produced from the PEG Claims less
(b)        the sum of:

        (i)    the sum of any advance royalties paid;
        (ii)   any insurance costs in connection with shipping such sand, rock or gravel;
        (iii)  any costs of transport;
        (iv)  all costs associated with such sales involving handling, weighing, sampling, termination of water content, insuring and packaging;
        (v)   the costs of marketing, adjusted for rebates or allowance made or given;
        (vi)  any sales, severance, gross production, privilege or similar taxes (other than income taxes or mining taxes based on income) assessed on or in connection with the sand, rock or gravel or the value thereof; and
        (vii) any treatment, beneficiation or other charges or penalties deducted by any purchaser to whom such sand, rock or gravel is shipped that have not been previously deducted in the computation of gross proceeds.

NSR	means the net smelter return to us of mineral product from the refiner that makes the final usable metal product.

NSRR	means the amount in dollars calculated by multiplying the 2-1/2% royalty payable by us to NIC as a condition of acquiring the PEG Claim, times the net smelter return.

Net Smelter Return
means the aggregate proceeds received by us from time to time from any smelter or other purchaser from the sale of any ores, concentrates, metals or any other material of commercial value produced from the PEG Claim, whether in testing, partial production or full production, after deducting from such proceeds, costs such as shipping, insurance and smelter penalties.

Upon closing of our agreement with NIC on January 13, 2004, we obtained a bill of sale of one unpatented mineral claim consisting of 16 units located in the New Westminster Mining Division of the Province of British Columbia, known as the PEG Claim.

We have completed our initial exploration program on the PEG Claim, at a cost of $2,854 (Cdn$3,439). A report has been prepared which recommends a further two-stage program, as described below. We will not be able to determine whether or not our mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate further exploratory work is done and an economic evaluation based on that work concludes economic viability.

Risk Factors

The following risks relate specifically to our business and should be considered carefully. Our business, financial condition and results of operations could be materially and adversely affected by any of the following risks.

(1)              Our limited operating history makes it difficult to evaluate our current business and forecast future results

We have only a limited operating history on which to base an evaluation of our current business and prospects, which should be considered in light of the risks, expenses and problems frequently encountered in the early stages of development of all companies. This limited operating history leads us to believe that period-to-period comparisons of our operating results may not be meaningful and that the results for any particular period should not be relied upon as an indication of future performance.

(2)              Our mineral property is in the exploration stage only and exploration of our mineral property may not result in any discoveries of commercial bodies of mineralization

Our property is in the exploration stages only, is without a known body of commercial mineralization and has no ongoing mining operations. Mineral exploration involves a high degree of risk and few properties which are explored are ultimately developed into producing mines. Exploration of our property may not result in any discoveries of commercial bodies of mineralization. If our efforts do not result in any discovery of commercial mineralization, we will be forced to look for other exploration projects or cease operations.

(3)              We have no history of generating revenues and the continuing failure to generate revenues could cause us to cease operations

We have no history of pre-tax profit. Our mineral property has no ore reserves. We sustained losses for each of the period from May 8, 2003 to December 31, 2003 and for the fiscal year ended December 31, 2004 of $34,073 and 52,632 respectively. If we cannot generate operating revenues or procure additional financing, we could be forced to cease operations.

Additional funds raised by us through the issuance of equity or convertible debt securities will cause our current stockholders to experience dilution. Such securities may grant rights, preferences or privileges senior to those of our common stockholders.

We do not have any contractual restrictions on our ability to incur debt and, accordingly, we could incur significant amounts of indebtedness to finance our operations. Any such indebtedness could contain covenants, which would restrict our operations. We do not plan on entering into any debt obligations in the next twelve months.

(4)              The mineral exploitation industry is intensely competitive in all its phases and we compete with many companies possessing greater financial resources and technical facilities than ourselves

The mineral exploitation industry is intensely competitive in all its phases. We compete with many companies possessing greater financial resources and technical facilities than we do for the acquisition of mineral concessions, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees.

(5)              Substantial expenditures are required to be made by us to establish ore reserves

Substantial expenditures are required to establish ore reserves. These expenditures include the costs of drilling, sampling, bulk sampling, metallurgical testing, cost estimating, economic evaluations, market and environmental studies, cost estimating, economic evaluation, and market and environmental studies which have to be completed before an ore reserve can be designated.

(6)              We do not presently have insurance covering any of its mineral properties and as a consequence could incur considerable costs

Mineral exploration involves risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations may be subject to all the hazards and risks normally incidental to exploration of precious and non-precious metals, any of which could result in work stoppages, damage to property, and possible environmental damage. We do not presently have insurance covering its mining property and do not presently intend to obtain liability insurance. As a result of not having insurance, we could incur significant costs that could have a materially adverse effect upon its financial condition and even cause us to cease operations. To date, we have not experienced any material losses due to hazards arising from our operations.

(7)              Our mineral property may be subject to prior unregistered agreements or transfers or native land claims and as such title to some of our mineral property may be affected

Although we have received representations from the vendor in connection with the acquisition of its mining property and has conducted its own investigation of legal title to the property, the property may be subject to prior unregistered agreements or transfers or native land claims and title may be affected by undetected defects.

(8)              The price of base and precious metals has fluctuated widely in recent years and may adversely affect the economic viability of our property

Our revenues, if any, are expected to come from the mining and sale of precious and non-precious metals. The price of those commodities has fluctuated widely, particularly in recent years, and is affected by numerous factors beyond our control including international economic trends, expectations of inflation, currency exchange fluctuations, interest rates, consumption patterns, speculative activities and increased production due to new mine developments and improved mining and production methods. The effect of these factors cannot be accurately predicted but may adversely affect our operations and our ability to raise capital.

(9)              Our future performance is dependent on key personnel

Our performance is substantially dependent on the performance and continued efforts of our executives and directors. The loss of the services of any of these persons could have a material adverse effect on our business, results of operations and financial condition. We do not currently carry any key person insurance.

(10)            The possible issuance of additional shares may impact the value of our stock

We are authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. It is our intention to issue more shares. Sales of substantial amounts of common stock or the perception that such sales could occur, could materially adversely affect prevailing market prices for the common stock and the our ability to raise equity capital in the future.

(11)            Certain of our directors are also directors, officers or shareholders of other companies that are engaged in the business of acquiring, developing and exploiting natural resource properties and accordingly conflicts of interest may arise

Certain of our directors are also directors, officers or shareholders of other companies that are engaged in the business of acquiring, developing and exploiting natural resource properties. Such associations may give rise to conflicts of interest from time to time. Such a conflict poses the risk that we may enter into a transaction on terms which place us in a worse position than if no conflict existed.

(12)            Our management group can, through their stock ownership in us, influence all matters requiring approval by our stockholders

Our management group collectively owns 2,000,000 common shares, being 66% of our issued and outstanding shares of common stock. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Regulations in Canada

Our mineral exploration programs are subject to the Canadian Mineral Tenure Act Regulation. This Act sets forth rules for:

-	locating claims
-	posting claims
-	working claims
-	reporting work performed.

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We are required to comply with these laws in order to operate this type of business. Compliance with these rules and regulations have not, at this time, adversely affected our operations.

Environmental Regulation

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals ar to protect the environment through a series of regulations affecting:

-	health and safety
-	archaeological sites
-	exploration access.

We are responsible for providing a safe working environment, not disrupting archaeological sites, and conducting our activities in such a manner as to not cause unnecessary damage to the property.

We have secured all permits necessary to date for exploration and, if development is warranted on the property, we intend to file final plans of operation prior to the commencement of any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environment law or regulation. No endangered species are expected to be disturbed. Re-contouring and re-vegetation of disturbed surface areas are intended to be completed pursuant to law. Any portals, adit or shafts are intended to be sealed should we abandon the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we commence operations and know what that would involve from an environmental standpoint.

We are in compliance with the foregoing regulations at this time.

Employees

We do not presently have any employees, other than our officers. We conduct our business largely through agreements with consultants and other independent third party vendors and have current verbal agreements in place with:

(a)
our consulting geologist, which includes his reviewing all of the results from exploratory work performed on our property and making recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services;

(b)	our outside auditors to perform requested accounting functions at their normal and customary rates; and

(c)	our President to provide us with office space, telephone answering and secretarial services, the value of which is donated to us by the President.

At the present time, we do not have pension, health, annuity, insurance, profit sharing or similar benefit plans. There are no personal benefits available to any employee.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Item 2.           DESCRIPTION OF PROPERTY

The PEG Claim

A Rock Geochemical Assessment Report on the PEG Mineral Claim dated January 2005 (the “Report”) was prepared for us by George Nicholson, P.Geo, of NIC. The following disclosure is taken from the Report.

Property Description and Location

The PEG Claim is located east of Harrison Lake and northwest of Hope in south-western British Columbia, and the area has recently been further opened by logging operations which provide new access to the region. Logging roads are located within 300 metres of the claim group. Permitting for initial exploration work has already been obtained.

The Property consists of one unpatented mineral claim representing 16 units that has been staked and recorded as a post claim. In British Columbia, each unit equals 25 hectares.

All claims staked in British Columbia require Cdn$100 work of assessment work per unit to be undertaken in Years 1 and 2, followed by Cdn$200 per unit per year thereafter. There are no known environmental concerns or parks designated for any area contained within the claims. Harrison Lake is used extensively for recreational pursuits, but it has no official designation. One valley east of Harrison Lake has a spotted owl preserve, but this has no relevance to the ground covered by the PEG claim.

The Property has no encumbrances. As advanced exploration proceeds there may be bonding requirements for reclamation.

Access, Climate, Local Resources, Infrastructure and Physiography

Access to the Property is along well maintained logging roads on the west side of the Property from the town of Agassiz, British Columbia. The area has been permitted for mining in the past and a major power line exists in the region. There is no difficulty accessing the claim block along the logging rod networks by 4-wheel drive truck or 4-trax vehicle. Access for the proposed program will be off the Clear Creek Main Road.

Topography is rugged rising from Harrison Lake at under 200 metres to the top of Settler Peak at over 1,800 metres. The valleys are steep sided coastal alpine mountain type with typical rain forest vegetation of the coastal ranges of British Columbia. There is a mix of cedar, hemlock, spruce trees with alder, willow and cottonwood on old roads and poorly drained areas. Undergrowth brush is typical of the lower mainland area and is such that the lower and middle elevations will be workable year round with little difficulty. Higher ground may require snow machines or similar track mounted vehicles. The most snow observed on the tops of the hills was three metres in late January.

All the major river drainages flow year round as do many subsidiary creeks. Harrison Lake is an active logging region with plenty of heavy equipment and operators available for hire. Most live in Harrison, Agassiz, Mission, Chilliwack or Hope. All these population centres, totalling almost 50,000 people, are within a one hour drive of the project and provide all amenities including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies are present in communities nearby while assay facilities are located in Vancouver.

History

The first indications of a significant ore zone in the region were discovered in 1923 along the Stulkawhits Creek and by 1926 the BC Nickel Company had been formed to develop the prospect. Subsequent exploration through the 1920’s and 1930’s discovered the main open pit Pride of Emory zone and led to initial mine development and bulk testing. Further work was curtailed in the Second World War and it was not until the 1950’s that additional exploration and development work was completed. Full scale production was achieved in 1958/59 by Pacific Nickel Mines Ltd.

From 1959 to the curtailment of operations in 1974 a total of 4.2 million tonnes of ore was mined and milled at the Pacific Nickel Mine with a mill grade of 0.77% Ni and 0.34% Cu with “reported grades” of Pt and Pd in the 0.6 grams per ton range. Only minor values of the platinum group minerals were “reported” from the smelter but in addition to the values reported above one sample from “1500” pod reported 2.85 grams per tonne Pt and 4.94 grams per tonne Pd (the sample type and description is not available). The value of only the Ni-Cu ore recovered in today’s prices would be in excess of $455 million.

Mining continued until 1974 when a variety of factors interceded to curtail operations – the mill burned down, a mine accident caused loss of life and most significantly the Japanese smelters that were processing the Ni-Cu ore curtailed their nickel smelting operations. Alternative smelting facilities were not economically available and the mining operations ceased.

In 1974/75 Giant Mascot – the successor company to Pacific Nickel Mines – embarked on a limited exploration program of the ultramafic belt to the north and west of the mine area and of the intrusive Spuzzum Diorite. A regional contour soil stream sediment survey was completed. Access was limited and Giant Mascot concentrated on the stream sediment anomaly to the west of the mine area defining a resource of 100 million tonnes grading 0.22% Ni and 022% Cu. This resource figure is reported in government publications but has no technical data available and parameters on its calculation, therefore, is regarded as highly speculative. This zone is currently under option to Leader Mining International Inc.

Another zone, located to the north along Settler Creek by Giant Mascot in the mid-1970’s, was reported to be in a “similar setting as the Pacific Nickel Mine” in ultramafic rocks intruding the “Cretaceous Settler Schist”.

In the late 1960’s, a showing of molybdenum was discovered associated with a younger intrusion, approximately one kilometre to the south. A 15 million tonne resource grading 0.125% molybdenum was outlined by drilling. This resource figure is reported in government publications but has no technical data available and parameters on its calculation, therefore, is regarded as highly speculative.

The zone covered by the PEG Claim was discovered in 1980 and a small sampling program was conducted on the precious metal carrying veins. The values of gold and silver were not followed up.

Since that time little to no recorded exploration was carried out in the region.

2004 Exploration

On September 25, 2004 the author of the Report, along with an assistant, flew by helicopter from Hope, BC to the vicinity of the PEG Claim. An initial aerial overview was completed and photos taken. It was observed that in the upper third, the main fault structure breaks into three (as typified on the topographical maps) and another fault structure to the north. Earlier sampling by previous operators had focused on the middle splay at about midway downslope. It was decided to collect samples from three locations starting north at the new fault, then to the middle splay at two locations.

All samples were grab samples from outcrop. Each sample location was marked with flagging noting the sample number and the rock was placed into plastic sample bags. The sample location was marked on the map and all samples were sent to Acme Analytical Laboratories Ltd. in Vancouver, BC for analysis.

Conclusions

A quartz vein filled shear with values of gold and silver had been previously identified on the Property and other potential parallel veins had been indicated but were untested. The 2004 program sampled all three shear hosted vein structures at the ridge top and only the middle system, as per earlier results, yielded anomalous gold, silver, zinc and arsenic. Given that better results were obtained midway on the system, it is possible that a mesothermal vein system may be present and sampling lower down, near the valley bottom, is warranted to see if the grade continues to increase.

Recommended Program

A one-day rock sampling and mapping program is recommended at the base of the shear to determine if grade increases. This will be relatively easy as a new logging road cuts across this.

Budget

The budget to execute the proposed program is estimated to cost $2,905 (Cdn$3,500) as described below:

Budget – Phase I
			US$	Cdn$
1	Senior geologist	2 days @ $415 (Cdn$500)/day	830	1,000
2	One geotechnician	2 days @ $208 (Cdn$250)/day	416	500
3	Equipment rental	4 wheel drive vehicle 2 days @ $71 (Cdn$85)/day	142	170
4	Assays	30@ $17 (Cdn$20) each	510	600
5	Food, fuel and supplies		332	400
6	Report		830	1,000
Total:			3,060	3,670

Upon receipt of favorable results, follow-up geological investigations, including a ground geophysical survey, will be required to extend the strike length.

Budget – Phase II
	US$	Cdn$
1. VLF-EM Survey	8,300	10000
2. Detailed geological investigations	4,150	5,000
Total:	12,450	15,000

Item 3.           LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our property. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our property.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 16, 2005 our common stock was posted on the Over-the-Counter Bulletin Board.

We filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective August 6, 2004 to register 1,032,000 shares of common stock for resale by our existing shareholders. We will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Dividends

We have not declared any dividends since our inception in 2003, and have no intention of doing so in the foreseeable future. The payment of dividends, if any, in the future, rests in the discretion of our directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors.

Item 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Annual Report.

Since our incorporation on May 8, 2003 we have not earned any revenues from its planned operations. As of December 31, 2004 we had $2,986 cash on hand and liabilities in the amount of $18,728. Our working capital position as at December 31, 2004 was $15,655. Since our inception we have incurred a net loss of $86,705. The net loss is attributable to us having no revenues to offset our expenses from professional fees related to the creation and operation of its business and the filing of its prospectus and subsequent financial filing requirements.

We had sufficient funds to carry out our initial exploration program on the PEG Claim which has now been completed. Our working capital is not sufficient to enable us to perform the recommended further exploration phases on the property and accordingly, further finances will be required by us to continue work on its property.

	For the Year Ended December 31, 2004	From May 8, 2003 (Incorporation Date) to December 31, 2003
Amounts in Accordance with U.S. GAAP: Total assets Net working capital Shareholders’ equity (deficiency) Net Loss Loss per share (basic) Weighted average number of common shares outstanding (basic)	3,073 (15,655) (15,655) (52,632) (0.02) 3,032,000	37,266 24,977 24,977 (34,073) (0.01) 3,032,000

Liquidity and Capital Resources

We will have to raise capital in the form of equity financing from the sale of our common stock. We cannot provide any assurances that we will be able to achieve further sales of our common stock or obtain any other form of additional financing. If we are unable to obtain the financing necessary to continue our plan of operations, then our business will fail.

Item 7.           FINANCIAL STATEMENTS

Chilco River Holdings Inc.
(An Exploration Stage Company)

Independent Auditor’s Report

To the Board of Directors and Stockholders of
Chilco River Holdings Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Chilco River Holdings Inc. (An Exploration Stage Company) as of December 31, 2004 and December 31, 2003 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004 and for the period from May 8, 2003 (Date of Inception) to December 31, 2003 and accumulated for the period from May 8, 2003 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Chilco River Holdings Inc. (An Exploration Stage Company) as of December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from May 8, 2003 (Date of Inception) to December 31, 2003 and accumulated for the period from May 8, 2003 (Date of Inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated profitable operations since inception and will need additional equity financing to begin realizing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott”

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 3, 2005

Chilco River Holdings Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2004	2003
	$	$

ASSETS

Current Assets

Cash	2,986	37,266
Prepaid expenses	87	–

Total Assets	3,073	37,266

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	8,264	50
Accrued liabilities	10,464	12,239

Total Liabilities	18,728	12,289

Commitments and Contingencies (Notes 1 and 4)

Stockholders’ Equity

Common Stock, 100,000,000 shares authorized, $0.001 par value
3,032,000 shares issued and outstanding	3,032	3,032

Additional Paid in Capital	48,018	48,018

Donated Capital (Note 3)	20,000	8,000

Deficit Accumulated During the Exploration Stage	(86,705)	(34,073)

Total Stockholders’ Equity (Deficit)	(15,655)	24,977

Total Liabilities and Stockholders’ Equity (Deficit)	3,073	37,266

(The accompanying notes are an integral part of the financial statements)

Chilco River Holdings Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	From		From
	May 8, 2003		May 8, 2003
	(Date of Inception)	Year ended	(Date of Inception)
	to December 31,	December 31,	to December 31,
	2004	2004	2003
	$	$	$

Revenue	–	–	–

Expenses

Interest and bank charges	368	287	81
Licenses, dues and fees	2,662	1,409	1,253
Management fees (Note 3)	10,000	6,000	4,000
Mineral property costs	15,174	2,674	12,500
Office and general	3,241	3,241	–
Professional fees	45,260	33,021	12,239
Rent (Note 3)	10,000	6,000	4,000

	86,705	52,632	34,073

Net Loss For the Period	(86,705)	(52,632)	(34,073)

Net Loss Per Share - Basic		(0.02)	(0.01)

Weighted Average Shares Outstanding		3,032,000	3,032,000

(The accompanying notes are an integral part of the financial statements)

Chilco River Holdings Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	From		From
	May 8,2003		May 8, 2003
	(Date of Inception)	Year Ended	(Date of Inception)
	to December 31,	December 31,	to December 31,
	2004	2004	2003
	$	$	$

Cash Flows Provided By Operating Activities

Net loss for the period	(86,705)	(52,632)	(34,073)

Adjustments to reconcile net loss to cash:
Donated rent	20,000	12,000	8,000

Change in operating assets and liabilities:

Increase in prepaid expenses	(87)	(87)	–
Increase in accounts payable and accrued liabilities	18,728	6,439	12,289

Net Cash Used By Operating Activities	(48,064)	(34,280)	(13,784)

Cash Flows Provided By Financing Activities

Proceeds from the issuance of common stock	53,600	–	53,600
Finders’ fee paid	(2,550)	–	(2,550)

Net Cash Flows Provided By Financing Activities	51,050	–	51,050

Increase (Decrease) in Cash	2,986	(34,280)	37,266

Cash - Beginning of Period	–	37,266	–

Cash - End of Period	2,986	2,986	37,266

Non-Cash Financing Activities	–	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

Chilco River Holdings Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From May 8, 2003 (Date of Inception) to December 31, 2004
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Donated	Exploration
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – May 8, 2003	–	–	–	–	–	–
(Date of Inception)

Shares issued for cash at $0.001 per share	2,000,000	2,000	–	–	–	2,000

Shares issued for cash at $0.05 per
share, net of offering costs	1,032,000	1,032	48,018	–	–	49,050

Donated services and rent	–	–	–	8,000	–	8,000

Net loss for the period	–	–	–	–	(34,073)	(34,073)

Balance – December 31, 2003	3,032,000	3,032	48,018	8,000	(34,073)	24,977

Donated services and rent	–	–	–	12,000	–	12,000

Net loss for the period	–	–	–	–	(52,632)	(52,632)

Balance – December 31, 2004	3,032,000	3,032	48,018	20,000	(86,705)	(15,655)

(The accompanying notes are an integral part of the financial statements)

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2004

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2004, the Company has a working capital deficiency of $15,655, and has accumulated losses of $86,705 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2004 and 2003, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2004

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

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions are occasionally undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	j)	Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2004

2.	Summary of Significant Accounting Policies (continued)

	j)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

3.	Related Party Balances/Transactions

The President provides management services and office premises to the Company. The services are valued at $500 per month and the office premises are valued at $500 per month. During the period ended December 31, 2004, donated services of $6,000 (2003 - $4,000) and donated rent expense of $6,000 (2003 - $4,000) were charged to operations.

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

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2004

5.	Common Shares

	a)	On May 8, 2003 the Company issued 2,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $2,000.

	b)	On November 30, 2003 the Company issued 1,032,000 shares of common stock pursuant to Regulation S at a price of $0.05 per share for cash proceeds of $49,050, net of a finders’ fee of $2,550.

6.	Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $66,705, which commence expiring in 2023. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2004	2003
	$	$
Net Operating Loss	40,632	26,073
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	13,815	8,865
Valuation Allowance	(13,815)	(8,865)
Net Deferred Tax Asset	–	–

Item 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A.        CONTROLS AND PROCEDURES

We have under the supervision of our President and Secretary-Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Annual Report. Based on the results of this evaluation, we believe that we maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in our controls subsequent to the evaluation date.

Item 8B.        OTHER INFORMATION

There is no other information that is reportable under this heading.

Item 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                       OF THE EXCHANGE ACT

Current Directors and Officers

As of the date of this Annual Report the following are our current directors and senior officers:

Name	Age	Position with the Company
Robert Krause	46	President and Director
Thomas Brady	51	Secretary/Treasurer and Director

All Directors have a term of office expiring at our next annual general meeting of our stockholders, unless re-elected or earlier vacated in accordance with our By-laws. All officers have a term of office lasting until their removal or replacement by the board of Directors.

Background of our Directors and Officers

Robert Krause has been our President since our inception. He has a Bachelor of Science (Geology major) from the University of British Columbia, Canada, and is an Exploration Geologist. Mr. Krause has been a Consulting Geologist since 1985 with international exploration experience in North, Central and South America. He has been the president of R.G. Krause & Associates Inc of Vancouver BC since July 1989. R.G. Krause & Associates is a geological consulting and general contracting company, with experience in the following areas of geological exploration: “epithermal”, which relates to hydrothermal mineral deposits of watery fluids ranging from 50–200 degrees centigrade, occurring mainly in veins; “skarn”, a term generally reserved for rocks composed mostly of lime-bearing crystal structures; and “placer”, which relates to surficial mineral deposits of heavy minerals, such as gold, formed by mechanical concentrations of mineral particles from weathered debris. Mr. Krause has been Vice-President of Explorations for Starfield Resources Inc. of Vancouver, BC since January 1999. From 1998 to 1999 he was Project Geologist with LAMIC in Salguiero, Brazil, and from 1990 to 1997 was Project Geologist for Pacific Seadrift Malinga/Milagro Resources Inc. (Honduras C.A.)

Thomas Brady has been our Secretary-Treasurer since our inception. He has been the President of BBX Marketing Ltd., of Vancouver BC, a consulting company, since 1992, and the manager of information systems of Starfield Resources Inc., of Vancouver, BC, a mineral exploration company, since May 2001. BBX Marketing is a consulting company focused on the mineral exploration industry, which provides data base management, information dissemination to suppliers and shareholders. Starfield Resources Inc. is a Canadian mineral exploration public company, whose common shares trade on the TSX Venture Exchange.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such a person, or any partnership in which he was general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) such person was convicted in a criminal proceeding (excluding traffic violations and other minor offences); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in ay type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with any persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment is subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Audit Committee and Charter

As of the date of this Annual Report, our audit committee consisted of Robert Krause and Thomas Brady. At this time, we do not have an audit committee financial expert. Due to our relatively small size, the relatively small number of financial transactions during the proceeding fiscal year and the fact that we have negative working capital at this time we have been unable to secure the services of an audit committee financial expert.

Our audit committee is responsible for (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (iii) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (iv) engaging outside advisors; and (v) funding for the outside auditory and any outside advisors engaged by the audit committee.

Our board of Directors considered whether the independent principal accounting is independent, and concluded that the auditor for the previous fiscal year ended December 31, 2004 was independent.

Code of Ethics

We have adopted a corporate code of ethics. A copy of this code of ethics is attached to this Annual Report as an exhibit. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal report of code violations, and to provide accountability for adherence to the code.

Disclosure Committee and Charter

Due to our relatively small size we do not have a disclosure committee and disclosure committee charter.

Item 10.         EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our President and Secretary-Treasurer (the Named Executive Officers) for the period from incorporation on May 8, 2003 to December 31, 2003 and for the year ended December 31, 2004:

Summary Compensation Table
Name and Principal Position	Fiscal Year Ended December 31	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
		Salary ($)	Bonus ($)	Other Annual Com- pensa- tion ($)	Awards		Payouts
					Securities Under Options/ SARs Granted[1] (#)	Restricted Shares or Restricted Share Units ($)	LTIP Payouts ($)
Robert Krause President	2004 2003(1)	Nil Nil
Thomas Brady Secty.-Treasurer	2004 2003(1)	Nil Nil

(1)            From May 8, 2003 (date of incorporation) to December 31, 2003.

We have made no long-term incentive plan awards to the Named Executive Officers since incorporation.

We had no arrangements pursuant to which our officers and directors are compensated by us for their services in their capacity as directors or officers, or for committee participation, involvement in special assignments or for services as consultant or experts during the most recently completed financial year.

Our President provides us with management services and office premises. The management services are valued at $500 per month and the office premises are valued at $500 per month. During the year ended December 31, 2004, donated services of $6,000 (2003 - $4,000) and donated rent expense of $6,000 (2003 - $4,000) were charged to operations.

Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf.

Indemnification

Pursuant to our articles of incorporation and by-laws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists as of March 15, 2005, the beneficial shareholdings of persons or entities holding 5% or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Title of Class	Name	Number of Shares Held	Percentage of Shares Held(%) (1)
Common Stock	Robert Krause, Director and Officer	100,000	3.3
Common Stock	Thomas Brady, Director and Officer	100,000	3.3
Common Stock	Gavin Roy(2)	1,800,000	59.4
Common Stock	Directors and Officers as a group (2 persons)	200,000	6.6

(1)            The percentage ownership is based on 3,032,000 shares outstanding as of March 15, 2005.

(2)            Mr. Roy has been a control person and one of our promoters since our inception.

As of the date of this Annual Report:

(a)            no other person holds or shares the power to vote more than 5% of our voting securities;
(b)            we do not have any incentive stock options or share purchase warrants outstanding.

Item 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

Item 13.         EXHIBITS

The following exhibits are filed as part of this Annual Report:

Exhibit	Description

14.1	Code of Ethics
31.1	Certification under Rule 13a-14(a) of the President
31.2	Certification under Rule 13a-14(a) of the Secretary-Treasurer
32.1	Certification under Section 1350 of the President
32.2	Certification under Section 1350 of the Secretary-Treasurer

Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)            Audit Fees

The aggregate fees billed for the period from May 8, 2003 (date of incorporation) to December 31, 2003 and for the year ended December 31, 2004 for services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods was:

2003	-	$Nil	Manning Elliott
2004	-	$9,675*	Manning Elliott

* This figure includes estimated audit fees of $3,000.

(2)            Audit-Related Fees

The aggregate fees billed for the period from May 8, 2003 (date of incorporation) to December 31, 2003 and for the year ended December 31, 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003	-	$Nil	Manning Elliott
2004	-	$Nil	Manning Elliott

(3)            Tax Fees

The aggregate fees billed for the period from May 8, 2003 (date of incorporation) to December 31, 2003 and for the year ended December 31, 2004 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003	-	$Nil	Manning Elliott
2004	-	$Nil	Manning Elliott

(4)            All Other Fees

The aggregate fees billed for the period from May 8, 2003 (date of incorporation) to December 31, 2003 and for the year ended December 31, 2004 for the products and services provided rendered by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was: Nil 13

2003	-	$Nil	Manning Elliott
2004	-	$Nil	Manning Elliott

(5)            Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)            the percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent year that were attributed to work performed by person other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15 day of March, 2005.

CHILCO RIVER HOLDINGS INC.
(Registrant)

By:	/s/ Robert Krause
Robert Krause, President

Date:	March 29, 2005

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Krause	President	March 29, 2005

/s/ Thomas Brady	Secretary-Treasurer	March 29, 2005

Index to Exhibits

Exhibit
Number	Description

14.1	Code of Ethics
31.1	Certification under Rule 13a-14(a) of the President
31.2	Certification under Rule 13a-14(a) of the Secretary-Treasurer
32.1	Certification under Section 1350 of the President
32.2	Certification under Section 1350 of the Secretary-Treasurer