Form 10QSB
period 2005-03-31
CHILCO RIVER HOLDINGS INC
filed 2005-05-13
CIK 1278595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 333-113383

CHILCO RIVER HOLDINGS INC.
(Exact name of registrant as specified on its charter)

NEVADA	98-0419129
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

206 – 595 Howe Street
Vancouver, B.C. Canada	V6C 2T5
(Name and address of principal executive offices)	(Zip Code)

(604) 681-2575
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
3,032,000 shares issued and outstanding as of May 12, 2005.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Chilco River Holdings Inc.
(An Exploration Stage Company)

March 31, 2005

Chilco River Holdings Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2005	2004
	$	$
	(unaudited)	(audited)

ASSETS
Current Assets
Cash	880	2,986
Prepaid expenses	87	87
Total Assets	967	3,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	11,142	8,264
Accrued liabilities	12,066	10,464
Total Liabilities	23,208	18,728
Commitments and Contingencies (Notes 1 and 4)
Stockholders’ Equity
Common Stock, 100,000,000 shares authorized, $0.001 par value
3,032,000 shares issued and outstanding	3,032	3,032
Additional Paid in Capital	48,018	48,018
Donated Capital (Note 3)	23,000	20,000
Deficit Accumulated During the Exploration Stage	(96,291)	(86,705)
Total Stockholders’ Equity (Deficit)	(22,241)	(15,655)
Total Liabilities and Stockholders’ Equity (Deficit)	967	3,073

(The accompanying notes are an integral part of the financial statements)

Chilco River Holdings Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	From
	May 8, 2003	For the Three	For the Three
	(Date of Inception)	Months ended	Months ended
	to March 31,	March 31,	March 31,
	2005	2005	2004
	$	$	$

Revenue	–	–	–

Expenses

Interest and bank charges	432	64	167
Licenses, dues and fees	3,611	949	615
Management fees (Note 3)	11,500	1,500	1,500
Mineral property costs	15,174	–	–
Office and general	3,547	306	851
Professional fees	50,527	5,267	11,427
Rent (Note 3)	11,500	1,500	1,500

	96,291	9,586	16,060

Net Loss For the Period	(96,291)	(9,586)	(16,060)

Net Loss Per Share – Basic and Diluted		–	(0.01)

Weighted Average Shares Outstanding		3,032,000	3,032,000

(The accompanying notes are an integral part of the financial statements)

Chilco River Holdings Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months ended
	March 31, 2005	March 31, 2004
	$	$
Cash Flows Provided By Operating Activities
Net loss for the period	(9,586)	(16,060)
Adjustments to reconcile net loss to cash:
Donated rent	3,000	3,000
Change in operating assets and liabilities:
(Increase) in prepaid expenses	–	(87)
Increase (decrease) in accounts payable and accrued liabilities	4,480	(9,864)
Increase in due to related party	–	100
Net Cash Used By Operating Activities	(2,106)	(22,911)
Decrease in Cash	(2,106)	(22,911)
Cash - Beginning of Period	2,986	37,266
Cash - End of Period	880	14,355

Non-Cash Financing Activities	–	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the financial statements)

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2005
(unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2005, the Company has a working capital deficiency of $22,241, and has accumulated losses of $96,291 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2005
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

The Company has been in the exploration stage since its formation on May 8, 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2005
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

j)	Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

k)	Interim Financial Statements

These interim unaudited financial statements for the period ended March 31, 2005 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Related Party Balances/Transactions

The President provides management services and office premises to the Company. The services are valued at $500 per month and the office premises are valued at $500 per month. During the three months ended March 31, 2005, donated services of $1,500 (2004 - $1,500) and donated rent expense of $1,500 (2004 - $1,500) were charged to operations.

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

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares. We have carried out our initial exploration program. Subsequent to the three-month period ending March 31, 2005, as at the date of this Report we are in the process of completing a private placement of our common shares to raise the sum of Cdn$100,000. These monies will be used to pay outstanding accounts payable and carry out the two-phase work program on the PEG Claim. See “Conclusions” and “Recommended Program” below for details. Upon completion of the recommended program, we will require additional financing in order to meet all of our future operating expenses and for any new exploratory expenses. It is anticipated that we will raise the required monies through further private or public offerings.

Recent Developments

In the final quarter of 2004, we completed the initial work program of $2,674 on our PEG Claim. We have now received the geological report with the results of this work program and further exploration has been recommended on the property. See “Conclusions” and “Recommended Program” below for details.

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

At this time we are uncertain of the number of mineral exploration phases we will conduct before concluding that there are, or are not, commercially viable minerals on the PEG Claim. Further phases beyond the initial exploration program and the two-phase program set out below will be dependent upon a number of factors such as our consulting geologist’s recommendations based upon ongoing exploration program results and our available funds.

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of March 31, 2005 we have incurred a total of $12,500 in acquisition and exploration costs for the property. In the last quarter of 2004, we completed the initial work program of $2,674 on our PEG Claim. The results of this work are as follows:

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

Budget

The budget to execute the proposed program is estimated to cost $2,905 (Cdn$3,500) as described below:

Budget – Phase I
			US$	Cdn$
1	Senior geologist	2 days @ $415 (Cdn$500)/day	830	1,000
2	One geotechnician	2 days @ $208 (Cdn$250)/day	416	500
3	Equipment rental	4 wheel drive vehicle 2 days @ $71 (Cdn$85)/day	142	170
4	Assays	30 @ $17 (Cdn$20) each	510	600
5	Food, fuel and supplies		332	400
6	Report		830	1,000
Total:			3,060	3,670

Upon receipt of favorable results, follow-up geological investigations, including a ground geophysical survey, will be required to extend the strike length.

Budget – Phase II
	US$	Cdn$
1 . VLF-EM Survey	8,300	10000
2 . Detailed geological investigations	4,150	5,000
Total:	12,450	15,000

As at the date of this Report, we are in the process of raising, by way of private placement, a total of Cdn$100,000. These monies will be used to pay outstanding accounts payable and carry out the Phase I program recommended above on the PEG claim and, if warranted, the Phase II program.

Depending on the results obtained as a result of Phases I and II of the recommended program, it is unlikely that we will have enough money to carry out additional programs on the PEG claim in the event that further exploration is needed. Such additional funding would be raised by way of further private or pubic offerings.

Results of Operations – Three Months Ended March 31, 2005

We did not earn any revenues during the three months ended March 31, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $9,586 for the three months ended March 31, 2005, the majority of which expenses were professional fees of $5,267 incurred in connection with the preparation of our year-end audit and the required regulatory filings related thereto.

We incurred a loss in the amount of $9,586 for the three months ended March 31, 2005.

The President of the Company provides management services and office premises to the company. The services are valued at $500 per month and the office premises are valued at $500 per month. During the three month period ended March 31, 2005 donated services of $1,500 and donated rent expenses of $1,500 were charged to operations.

Liquidity and Capital Resources

There is limited financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We will need to raise additional capital to fund normal operating costs and exploration efforts. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As at March 31, 2005 we had cash of $880 and a working capital deficit of $22,241.

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

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2005.

CHILCO RIVER HOLDINGS INC.

By /s/ Robert Krause
Robert Krause
President

By: /s/ Gavin Roy
Gavin Roy
Secretary-Treasurer