Form 10QSB
period 2005-06-30
CHILCO RIVER HOLDINGS INC
filed 2005-08-15
CIK 1278595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-113383

CHILCO RIVER HOLDINGS INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0419129 (I.R.S. Employer Identification No.)

16027 Arrow Hwy Suite D Irwindale, CA (Address of principal executive offices)	91706 (zip code)

Issuer's Telephone Number:   (646) 330-5859

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]       No   [    ]

As of August 5, 2005 there were 21,450,000 shares of common stock outstanding.

        Transitional Small Business Disclosure Format (check one)

Yes  [    ]       No   [X]

Chilco River Holdings Inc.
(An Exploration Stage Company)

June 30, 2005

Chilco River Holdings Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	June 30, 2005 $ (unaudited)	December 31, 2004 $ (audited)
ASSETS

Current Assets
Cash and cash equivalents	40,381	2,986
Prepaid expenses	87	87

Total Assets	40,468	3,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	2,743	8,264
Accrued liabilities	4,114	10,464
Note payable (Note 5)	50,000	--

Total Liabilities	56,857	18,728

Commitments and Contingencies (Notes 1 and 4)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.001 par value
6,114,000 shares issued and outstanding (December 31, 2004 -
6,064,000 shares)	6,114	6,064

Additional Paid in Capital	67,936	44,986

Donated Capital (Note 3)	25,500	20,000

Deficit Accumulated During the Exploration Stage	(115,939)	(86,705)

Total Stockholders’ Equity (Deficit)	(16,389)	(15,655)

Total Liabilities and Stockholders’ Equity (Deficit)	40,468	3,073

(The accompanying ntoes are an integral part of these financial statements)

Chilco River Holdings Inc.
(An Exploration Stage Company)
Statement of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From May 8, 2003 (Date to inception) to June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2005 $	2004 $	2005 $	2004 $

Revenue	--	--	--	--	--

Expenses

Interest and bank charges	1,092	660	40	724	207
Management fees (Note 3)	16,932	5,432	1,500	6,932	3,000
Mineral property costs	15,174	--	--	--	--
Office and general	8,607	1,449	555	2,704	2,021
Professional fees	61,134	10,607	10,084	15,874	21,511
Rent (Note 3(a))	13,000	1,500	1,500	3,000	3,000

	115,939	19,648	13,679	29,234	29,739

Net Loss For the Period	(115,939)	(19,648)	(13,679)	(29,234)	(29,739)

Net Loss Per Share - Basic and Diluted	--	--	--	--

Weighted Average Shares Outstanding	6,088,000	6,064,000	6,076,000	6,064,000

(The accompanying ntoes are an integral part of these financial statements)

Chilco River Holdings Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

	Six Months ended June 30, 2005 $	Six Months Ended June 30, 2004 $
Cash Flows Used In Operating Activities

Net loss for the period	(29,234)	(29,739)

Adjustment to reconcile net loss to cash used in
operating activities:
Donated services and rent	5,500	6,000

Changes in operating assets and liabilities:
(Decrease) in accounts payable and accrued liabilities	(11,871)	(16)
(Increase) in prepaid expenses	--	(87)

Net Cash Used in Operating Activities	(35,605)	(23,842)

Cash Flows From Investing Activities	--	--

Cash Flows From Financing Activities

Proceeds from note payable	50,000	--
Proceeds from issuance of common stock	23,000	--

Net Cash Flows Provided By Financing Activities	73,000	--

Increase (Decrease) In Cash & Cash Equivalents	37,395	(23,842)

Cash & Cash Equivalents - Beginning of Period	2,986	37,266

Cash & Cash Equivalents - End of Period	40,381	13,424

Non-cash Investing and Financing Activities	--	--

Supplemental Disclosures
Interest paid	--	--
Income taxes paid	--	--

(The accompanying ntoes are an integral part of these financial statements)

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
(Unaudited)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on May 8, 2003. The Company has acquired a 100% interest in 16 mineral claim units located in British Columbia, Canada. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

On July 15, 2005, the Company entered into a Share Exchange Agreement with KUBUK International Inc. (“KUBUK”), a California corporation. KUBUK owns and operates, through two wholly-owned subsidiaries, the Hotel Cinco Estrallas (known as the “Bruce Hotel and Casino”), located in Lima, Peru. The Company will acquire, by way of reverse acquisition, 100% of the issued and outstanding capital stock of KUBUK in exchange for the issuance of 19,250,000 split-adjusted shares of common stock. Directors of the Company will return, for no consideration, 3,964,000 split-adjusted shares of common stock to the Company for cancellation.

At June 30, 2005, the Company had a working capital deficiency of $16,389, and has accumulated losses of $115,939 since inception. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to close the share exchange agreement with KUBUK, the ability to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective August 6, 2004 to register 2,064,000 split-adjusted shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

On May 5, 2005, the Company issued a note payable for $50,000 in cash proceeds. On May 18, 2005, the Company issued 50,000 split-adjusted shares of common stock to a director of the Company for cash proceeds of $23,000.

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The fair values of cash, prepaid expenses, accounts payable and accrued liabilities, and note payable approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets —An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
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

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

k)	Interim Financial Statements

These interim unaudited financial statements for the period ended June 30, 2005 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

l)	Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

3.	Related Party Transactions

(a)	The President provided management services to the Company until May 31, 2005 and provides office premises to the Company at no charge. These donated services were valued at $500 per month and the office premises are valued at $500 per month. During the three months ended June 30, 2005, donated services of $1,000 (2004 — $1,500) and donated rent expense of $1,500 (2004 — $1,500) were charged to operations.

(b)	Management fees of $3,000 were paid to a director of the Company during the period ended June 30, 2005.

(c)	On May 18, 2005, the Company issued 50,000 split-adjusted shares of common stock to the President of the Company for cash proceeds of $23,000.

4.	Mineral Properties

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

Chilco River Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
(Unaudited)

5.	Note Payable

On May 5, 2005, the Company issued a note payable to an unrelated company for $50,000 in cash proceeds. The note is due on November 5, 2005, bears interest at 8% per annum, and is secured by all property of the Company. As at June 30, 2005, $614 of interest has been accrued.

6.	Common Stock

On May 18, 2005, the Company issued 50,000 split-adjusted shares of common stock to a director of the Company for cash proceeds of $23,000. Refer to Note 7(a).

7.	Subsequent Events

(a)	On July 11, 2005 the Company declared a stock dividend of two shares of common stock for each one share of common stock outstanding. All share amounts have been retroactively restated to reflect the stock dividend.

(b)	On July 15, 2005, the Company entered into a Share Exchange Agreement (the “Agreement”) with KUBUK International Inc. (“KUBUK”), a California corporation. KUBUK owns and operates, through two wholly-owned subsidiaries, the Hotel Cinco Estrallas (known as the “Bruce Hotel and Casino”), located in Lima, Peru. On August 3, 2005, the Company acquired, by way of reverse acquisition, 100% of the issued and outstanding capital stock of KUBUK in exchange for the issuance of 19,250,000 split-adjusted shares of common stock (the “Exchange Shares”). Under the terms of the Agreement, the former KUBUK shareholders entered into an escrow agreement dated August 3, 2005, under which 8,250,000 Exchange Shares were placed into escrow subject to satisfying certain obligations under the Agreement. The former shareholders placed 5,000,000 Exchange Shares into escrow to secure obligations to raise $5,000,000 at a minimum share price of $1.00 per share, 2,000,000 Exchange Shares into escrow to satisfy certain obligations to consultants to KUBUK, and 1,250,000 Exchange Shares in escrow for the purpose of exercising certain co-sale rights granted by the Company. Directors of the Company will return, for no consideration, 3,964,000 split-adjusted shares of common stock to the Company for cancellation. The Company received bridge loans of $100,000. On August 3, 2005, the Company issued 50,000 split-adjusted shares of common stock at a price of $2.00 per share in full satisfaction of the bridge financing.

Item 2.   Plan of Operation.

        All statements other than statements of historical or current facts included in this report on Form 10-QSB or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors” attached hereto as Exhibit 99.1 as well as the following:

•	the impact of general economic conditions in the Peru;
•	industry conditions, including competition;
•	business strategies and intended results;
•	our ability to integrate acquisitions into our operations and management;
•	risks associated with the hotel industry and real estate markets in general;
•	the impact of terrorist activity or war, threats of terrorist activity or war and responses to terrorist activity on the economy in general and the travel and hotel industries in particular;
•	travelers' fears of exposure to contagious diseases;
•	legislative or regulatory requirements; and
•	access to capital markets.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ.

Overview

        We were incorporated on May 8, 2003 under the laws of the State of Nevada. We maintain our registered agent’s office at 6100 Neil Road, Suite 500, Reno, Nevada 89511, and our principal executive office is located at 16027 Arrow Hwy Suite D, Irwindale, CA 91706, and an office at the Bruce Hotel & Casino at Jirón Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima.

        Our Mineral Exploration Business

        Since our inception until the acquisition of the Bruce Hotel & Casino described below, we have been engaged in the business of acquiring mineral exploration properties. We currently own all rights, title and interest in one property located in British Columbia, Canada. We purchased all right, title and interest in one unpatented claim in the New Westminster Mining Division of the Province of British Columbia, known as the PEG Claim under an agreement dated November 3, 2003. The claim consists of 16 units located in southwestern British Columbia, Canada, from Nicholson & Associates of Vancouver, British Columbia, subject to a 2-1/2% net smelter royalty and a 7-1/2% gross rock revenue royal from the sale of rock and gravel to NIC. We have the right to reduce the net smelter royalty to 1% by paying Nicholson & Associates $1 million within 12 months from the date we commence commercial production on the property. We agreed to pay advance royalties of $25,000 annually commencing on November 3, 2006. Nicholson & Associates agreed to provide to us with geological consulting services for the claims and to maintain the claims in good standing for at least 24 months from the recording date of claim.

        We completed an initial exploration program on the PEG Claim, at a cost of $2,854. A report has been prepared which recommended a further two-stage program. We will not be able to determine whether or not our mineral claim contains a commercially exploitable mineral deposit until appropriate further exploratory work is done and an economic evaluation based on that work concludes economic viability. Our property is an exploration stage property with no known ore reserves, and we cannot assure you that any commercially viable mineral deposit exists on our property. We were unable to secure funding to conduct additional exploration work on the PEG Claim and we suspended work on the PEG Claim. Our management began exploring other business opportunities at the beginning of 2005.

        Forward Stock Split

        On July 11, 2005 at 5:00 p.m. (Eastern Standard Time)(Record Date), we effected a 2 for 1 forward stock split of our issued and outstanding shares of common stock, par value $0.001, by way of share dividend payable upon surrender of certificates pursuant to Section 78.215 of the Nevada General Registrant Law. The share dividend is payable upon surrender of the outstanding share certificates. Shareholders are required to surrender their existing share certificates representing shares of common stock issued before the Record Date by tendering the such share certificates to our transfer agent. Upon surrender of the outstanding share certificates representing the issued and outstanding shares of common stock held by shareholders on the Record Date, our transfer agent will issue new share certificates giving effect to the share dividend so that each one share of common stock of the Registrant issued and outstanding prior to the Record Date shall represent two post-split shares of our common stock. Immediately prior to the stock dividend, we had 3,057,000 shares of common stock issued and outstanding. After giving effect to the stock dividend, we had 6,114,000 shares of common stock issued and outstanding.

        Acquisition of Bruce Hotel & Casino

        On July 15, 2005, we entered into a Share Exchange Agreement with Kubuk International, Inc., a California corporation; its shareholders, Tom Liu, David Liu, Lee Kuen Cheung, Wai Yung Lau, Zheng Liu, Yizhi Zeng, Luisa Wong, Jack Xu, Yong Yang and Guoxiu Yan; and Tom Liu, as Shareholders Representative. Under the terms of the Share Exchange Agreement, we agreed to acquire all of the issued and outstanding capital stock of Kubuk from the Shareholders. Kubuk owns and operates, through its wholly-owned subsidiaries, Kubuk Investment SAC and Kubuk Gaming SAC, the Hotel Cinco Estrellas in Lima, Peru (also known as the Bruce Hotel and Casino), and owns all of the assets, licenses and other rights used in connection with the business of the Bruce Hotel and Casino. We closed the share exchange transaction on August 3, 2005, and Kubuk International, Inc. became our wholly-owned subsidiary. Under the terms of the Share Exchange Agreement, the former Kubuk shareholders entered into an escrow agreement dated August 3, 2005, under which 8,250,000 shares of our common stock were placed into escrow subject to satisfying certain obligations under the Agreement. The former shareholders placed 5,000,000 shares of our common stock into escrow to secure obligations to raise $5,000,000 at a minimum share price of $1.00 per share, 2,000,000 shares of our common stock into escrow to satisfy certain obligations to consultants to Kubuk, and 1,250,000 common shares in escrow for the purpose of exercising certain co-sale rights granted by us. Our directors will return, for no consideration, 3,964,000 split-adjusted shares of common stock to the Company for cancellation. The Company received bridge loans of $100,000 related to the transaction. On August 3, 2005, we issued 50,000 split-adjusted shares of common stock at a price of $2.00 per share in full satisfaction of the bridge financing.

        As the acquisition of Kubuk International, Inc. occurred subsequent to the last day of the quarter covered by this report of Form 10-QSB, the financial statements contained in this report do not reflect the operations of Kubuk International, Inc.

Plan of Operation

        We intend to continue the operations of the Bruce Hotel and Casino over the next twelve months and beyond. The Bruce Hotel & Casino is located at Jirón Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Bruce Hotel & Casino is a “destination” hotel and casino location for visitors traveling to the Republic of Peru and caters to visitors from the People’s Republic of China.

        The Bruce Hotel & Casino is a full service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel encompasses several dining facilities and a full featured Gambling Casino with traditional gaming tables and slot machines.

        Hotel: The Bruce Hotel & Casino is a 60 room full service hospitality facility with standard and premium lodging accommodations (rooms and suites) and dining facilities. The amenities include guest suites and rooms, sauna, air conditioning, mini-bar, telephone, hair dryer, wake-up service/alarm-clock, radio, satellite TV and safe deposit boxes. The hotel can accommodate 200 guests. In addition, the hotel offers a gaming room, meeting/banquet facilities and a barber/beauty shop. The room fare ranges from $70 for a standard room to $95 for an executive suite.

        The area surrounding the Bruce Hotel and Casino is primarily urban infrastructure, such as asphalt roads, concrete sidewalks, city water and sewage, public electricity and garbage collection as well as phone lines. The Bruce Hotel and Casino is located on commercial property and is located on a major thoroughfare. Miraflores District is one of the most important financial and commercial centers of Lima and approximately 20 minutes from the historical center of Lima.

        Restaurants: The Bruce Hotel & Casino features two full service restaurants serving Chinese and international cuisine. The restaurants seat 200 guests, respectively. The Bruce Hotel & Casino holds a retail liquor license.

        Gaming Casino: The gaming casino is a full featured casino with 20 traditional gaming tables (blackjack, roulette, craps and poker) and approximately 220 slot machines. The casino is located on the second floor of the Hotel and is approximately 622 square meters. The casino features two full bars, VIP area and can accommodate 300 guests.

        The gaming casino operates under a gaming license issued to Kubuk Gaming SAC by the Republic of Peru. The gaming casino is currently closed for remodeling and is scheduled to reopen to the public in the fourth quarter of 2005.

        Slot Room: The slot room is located on the first floor of the Hotel next to the lobby. The slot room features 212 slot machines and can accommodate approximately 300 guests.

        Real Property: Kubuk owns all of the real property and assets used in the operation of the Bruce Hotel & Casino. The property consists of one seven-story building and one fourteen-story building that are physically connected and have been configured for use as a hotel, casino and office space. The property also includes a parking garage. Kubuk owns all of the fixtures, improvements, systems, furniture, gaming machines and gaming tables and the other contents currently used in the business of the Bruce Hotel & Casino.

        Satisfaction of cash obligations for the next 12 months. The company intends to use a combination of available cash and additional financing to meet obligations over the next twelve months. The company intends to secure financing in the amount of $5,000,000 in one or more transactions as soon as practicable on terms acceptable to us (the “Financing Transaction”), and to raise an additional $20,000,000 (the “Subsequent Financing Transaction”) for working capital purposes. The company intends to use the proceeds from these transactions, if any, to expand, renovate and modernize the current facilities of the Bruce Hotel & Casino. As of the date of Closing, we had no firm commitments with respect to the Financing Transaction or the Subsequent Financing Transaction.

        Summary of any product research and development that we will perform for the term of the plan. The company does not anticipate performing any significant product research and development under its plan of operation.

        Expected purchase or sale of plant and significant equipment. The company does not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by the Company at this time or in the next 12 months.

        Significant changes in number of employees. The company currently does not anticipate substantial changes in the number of employees.

Liquidity and Capital Resources

As an exploration company, we have relied upon outside funding to support our continued operations. With the acquisition of the Bruce Hotel & Casino and the refocusing of our business on hospitality, we will require additional capital to complete the remodel of the casino and resume operations of the casino. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As at June 30, 2005 we had cash of $40,381 and a working capital deficit of $16,389.

Off-Balance Sheet Arrangements

        Under the terms of the Share Exchange Agreement, the Registrant, KUBUK and the Shareholders agreed that the Registrant would satisfy certain debt obligations prior to the closing of the Share Exchange. The Registrant borrowed certain funds from lenders (the “Lenders”) pursuant to bridge loans in the amount of $100,000 (the “Bridge Loans”) to satisfy certain current liabilities due immediately prior to Closing. The Lenders and the Registrant agreed to convert the Bridge Loans into shares of common stock of the Registrant at $2.00 per share.

        The Registrant and the Lenders entered into stock subscription agreements under which the Registrant issued 50,000 shares of common stock to the Lender in full satisfaction of the Bridge Loans.

Item 3.   Controls and Procedures

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our responsible officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our responsible officers concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

A)   Exhibits

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Treasurer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Risks Related to Our Business

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chilco River Holdings Inc.

By:   Tom Yu Liu
         Tom Yu Liu, President
         (On behalf of the registrant
         and as principal executive officer)

Date:  August 15, 2005