Form 10QSB
period 2005-09-30
CHILCO RIVER HOLDINGS INC
filed 2005-11-14
CIK 1278595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-113383

CHILCO RIVER HOLDINGS INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0419129 (I.R.S. Employer Identification No.)

355 Lemon Ave., Suite C Walnut, CA (Address of principal executive offices)	91789 (zip code)

Issuer's Telephone Number:   (646) 330-5859

2

16027 Arror Hwy, Suite D
Irwindale, CA 91706

(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No

As of November 14, 2005 there were 21,450,000 shares of common stock outstanding.

        Transitional Small Business Disclosure Format (check one)

Yes         No

CHILCO RIVER HOLDINGS INC.
September 30, 2005

INDEX

PAGE

PART I –	FINANCIAL INFORMATION	1

Item 1.	Unaudited Condensed Consolidated Financial Statements	1

Balance Sheet as of September 30, 2005	1

Statement of Operations for the nine and three months ended September, 2005 and 2004	2

Statement of Cash Flows for the nine and three months ended September, 2005 and 2004	3

Notes to Unaudited Financial Statements	4

Item 2.	Plan of Operation	8

Item 3.	Controls and Procedures	14

PART II –	OTHER INFORMATION	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

SIGNATURES	16

– i –

ITEM 1 – FINANCIAL INFORMATION

CHILCO RIVER HOLDING INC.
Condensed Consolidated Balance Sheets
September 30, 2005
(Unaudited)

9/30/2005

ASSETS Current Assets
Cash and Cash Equivalents	$1,082,577
Accounts Receivable	54,027
Inventory	55,136
Prepaid Expenses & Other Receivables	11,442

Total Current Assets	1,203,182

Property, Plant, and Equipment - net of depreciation	15,278,537

Other Assets
Deferred Income Tax Assets	42,339
Prepaid Taxes and Other Assets	198,218

Total Other Assets	240,557

Total Assets	$16,722,276

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$75,255
Other Current Liabilities	36,625
Advance from Shareholder	9,763

Total Current Liabilities	121,643

Long-Term Debt
Deferred Income Tax	127,500

Total Liabilities	249,143

Stockholders' Equity
Common stock, 100,000,000 shares authorized,
21,450,000 shares issued and outstanding as of
September 30, 2005	21,450
Additional Paid-in-Capital	15,650,418
Retained Earnings	144,819
Accumulted Other Comprehensive Income	656,446

Total Stockholders' Equity	16,473,133

Total Liabilities and Stockholders' Equity	$16,722,276

See accompanying notes to financial statements.

CHILCO RIVER HOLDINGS INC.
Condensed Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2005	2004	2005	2004

Revenues	$1,097,123	$2,245,038	$3,758,818	$8,897,409

Operating Expenses
Operating Departments	269,094	244,137	966,285	828,019
General and Administrative	151,470	325,474	404,604	1,150,907
Bad Debt	—	4,500	—	274,016
Depreciation	357,648	258,130	739,680	763,075

Total Operating Expenses	778,212	832,241	2,110,569	3,016,017

Income from Operation	318,911	1,412,797	1,648,249	5,881,392

Other Income and Expenses
Interest Income	—	66,737	62,603	221,238
Other Income/Gains	5,502	40,298	10,578	117,992
Other Expenses/Losses	(8,207)	(40,473)	(43,176)	(76,430)

Total Other Income	(2,705)	66,562	30,005	262,800

Income Before Income Tax	316,206	1,479,359	1,678,254	6,144,192

Income Taxes	127,170	482,629	534,228	2,004,494

Net Income	$189,036	$996,730	$1,144,026	$4,139,698

Net loss per common share	$0.01	$0.05	$0.05	$0.21

Weighted Average Shares Outstanding	21,431,868	19,286,000	21,385,478	19,826,000

Other Comprehensive Income
Unrealized gain(loss) on Foreign Currency
Translation, net of tax	(466,005)	220,054	715,570	492,478

Total Comprehensive Income	(276,969)	1,216,784	1,859,596	4,632,176

See accompanying notes to financial statements.

CHILCO RIVER HOLDINGS INC.
CONSOLIDATED CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US$)

	Nine Months Ending September 30,
	2005	2004
Cash Flows from Operating Activities:
Net Income	1,144,026	4,139,698
Adjustments to reconcile net income to net cash
provided by Operating Activities:
Depreciation	739,714	336,757
(Increase) / Decrease in:
Accounts Receivable	(33,296)	705,304
Other Receivable	(113,851)	—
Inventories	(5,406)	(149,207)
Prepaid Expenses	564,108	(82,189)
Other Assets	70,081	52,609
Increase / (Decrease) in:
Accounts Payable	(95,610)	(1,614)
Deferred Income Tax Liabilities	125,924
Other Current Liabilities	(157,038)	340,061

Net Cash provided by Operating Activities	2,238,652	5,341,419

Cash Flows from Investing Activities:
Purchase of Property, Plant, and Equipment	(486,073)	(204,573)

Net Cash used in Investing Activities	(486,073)	(204,573)

Cash flows from financing activities:
Borrowing from Shareholder	(47,989)	96,936
Dividends Paid	(2,753,087)	(5,006,580)
Proceeds from issuance of common stock-Kubuk Investment	1,022,041	—
Proceeds from issuance of common stock-Kubuk Gaming	6,144	—

Net Cash used by Financing Activities	(1,772,891)	(4,909,644)

Other Comprehensive income	715,570	492,478

Net Increase/(Decrease) in Cash and Cash Equivalents	695,258	719,680
Cash and Cash Equivalents at the Beginning of Consolidated Period	1,425,999	784,629
Cash and Cash Equivalents at the End of Consolidated Period	2,121,257	1,504,309

Cash balance appropriated for owners of Bruce Grupo
Diversion SAC and Excluded from Cash at the End of Period	(1,038,680)	—

Cash and Cash Equivalents at the End of Period	1,082,577	1,504,309

Significant Non-cash Transaction:
Sale of properties, plant and equipment by Bruce Grupo
Diversion SAC to Kubuk Investment SAC	15,453,708

See accompanying notes to financial statements.

Chilco River Holdings, Inc.
Notes to the Financial Statements
(Unaudited)

PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2005, and our results of operations and cash flows for the nine-month periods ended September 30, 2005. The results of operations for the nine-month periods ended September 30, 2005 are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Audit for the year ended December 31, 2004.

1.  CURRENT EVENT

On July 15, 2005, Chilco River Holdings, Inc. (“the Company”) entered into a Share Exchange Agreement with Kubuk International, Inc. Kubuk owned and operated, through two wholly-owned subsidiaries, the Bruce Hotel and Casino, located in Lima, Peru. On August 3, 2005, Chilco acquired, by way of reverse acquisition, 100% of the issued and outstanding capital stock of Kubuk in exchange for the issuance of 19,250,000 split-adjusted shares of common stock (the “Exchange Shares”). Under the terms of the Agreement, the former Kubuk shareholders entered into an escrow agreement dated August 3, 2005, under which 8,250,000 Exchange Shares were placed into escrow subject to satisfying certain obligations under the Agreement. The former Kubuk shareholders placed 5,000,000 Exchange Shares into escrow to secure obligations to raise $5,000,000 at a minimum share price of $1.00 per share, 2,000,000 Exchange Shares into escrow to satisfy certain obligations to consultants to Kubuk (see SUBSEQUENT EVENT), and 1,250,000 Exchange Shares in escrow for the purpose of exercising certain co-sale rights granted by Chilco. Directors of Chilco returned, for no consideration, 3,964,000 split-adjusted shares of common stock to the Company for cancellation.

Concurrently, Chilco received bridge loans of $100,000. On August 3, 2005, Chilco issued 50,000 split-adjusted shares of common stock at a price of $2.00 per share in full satisfaction of the bridge financing.

Following the shares exchange, Chilco continued as the surviving corporation and the separate corporate existence of Kubuk ceased. Prior to the merger, Chilco had no substantial assets, nominal operations. Accordingly, the transaction is treated as a reverse acquisition and has been accounted for as a recapitalization rather than a business combination. The historical financial statements of Kubuk will be the historical statements of new Chilco.

Due to the Agreement and the significance of the Company’s operations, the “development stage” status of Chilco is no longer in effect. The development stage disclosures are no longer required in the Company’s current status.

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared to include the accounts of the Company’s two wholly-owed Peruvian subsidiaries, Kubuk Investments SAC and Kubuk Gaming SAC, as of and for the nine-month period ending September 30, 2005. All significant inter-company balances and transactions during the nine-month period have been eliminated.

3.   SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The financial statements of the Company’s two wholly owned subsidiaries were originally prepared in accordance with Peruvian GAAP, which differs in certain respects from U.S. GAAP.

Peruvian GAAP – Peruvian GAAP require the restatement of assets and liabilities into constant Peruvian Nuevos Soles as of the date of the last financial statements presented. All non-monetary assets and liabilities and income statement amounts have been restated to reflect changes in the Peruvian wholesale price index, from the date the assets were acquired or the liabilities were incurred to the year-end. The purchasing power gain (loss) included in income (loss) reflects the effect of Peruvian inflation on the monetary liabilities of the Company during the year.

U.S.  GAAP – Under U.S. GAAP, account balances and transactions are stated in the units of currency of the period when the transactions are originated. This accounting model is commonly known as the historical cost basis of accounting. The US GAAP reconciliation of net income and shareholder’s equity does not reflect as a difference the effect of the general price level restatement.

The consolidated financial statements presented herein have been restated in accordance with US GAAP.

4.  SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires management of the Company to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Inventories

Inventories are presented at adjusted cost or market value, whichever is lower. Cost is established based on either the last-in, first out assumption or, in certain cases, specific identification method.

4.   SIGNIFICANT ACCOUNTING POLICIES, Continued

(c)	Properties, Plant and Equipment

Properties, plant and equipment are stated at the adjusted cost or market value, whichever is lower. Depreciation is calculated based on straight-line method over the properties’ estimated useful lives, which range from 5 to 7 years for machinery and equipment and 39 years for building and building improvements. Betterment or improvements to properties are capitalized to properties, plant and equipment accounts. Repairs and maintenance costs are charged to expense accounts.

Certain long-lived assets of the Company are reviewed at least annually as to whether their carrying values have become impaired in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to their fair value or the projected discounted cash flows from related operations.

(d)	Comprehensive Income and Foreign Currency Translation

The financial statements of the two wholly owned subsidiaries were originally stated in the Peruvian currency Nuevos Soles and have been translated to US Dollars, according to Statements of Financial Accounting Standards No. 52: Foreign Currency Translation, for all periods presented. The major component of the Company’s other comprehensive income are foreign currency (Peruvian Nuevos Soles) translation adjustments.

(e)	Revenue Recognition and Promotional Allowances

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customers’ possession (“outstanding chip liability”). Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed.

(f)	Income Taxes

Provisions for income taxes include taxes which have been incurred under United States and Peruvian tax regulations, and are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

4.   SIGNIFICANT ACCOUNTING POLICIES, Continued

(g)	Concentration of Credit Risk

The Company maintains substantially all of its day-to-day operating cash balances with Peruvian commercial banks and financial institutions. The banks or financial institutions may not provide sufficient deposit insurance coverage on the Company’s cash positions.

5.   SUBSEQUENT EVENT

According to the terms of the Share Exchange Agreement, 2,000,000 of the Exchange Shares in escrow (see CURRENT EVENT) were to be cancelled if the consultants did not raise financing of $5,000,000 by approximately November 3, 2005. As this requirement was not accomplished by that date, these shares were subsequently cancelled and returned to the Company’s treasury.

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

“We”, “us”, “our”, the “Company” and the “Registrant” in this report refers to Chilco River Holdings Inc. and its subsidiaries, as the context requires.

Overview

        We were incorporated on May 8, 2003 under the laws of the State of Nevada. We maintain our registered agent’s office at 6100 Neil Road, Suite 500, Reno, Nevada 89511, and our principal executive office is located at 16027 Arrow Hwy Suite D, Irwindale, CA 91706, and an office at the Bruce Hotel & Casino at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima.

Our Mineral Exploration Business

        Since our inception until the acquisition of the Bruce Hotel & Casino described below, we have been engaged in the business of acquiring mineral exploration properties. We owned all rights, title and interest in one property located in British Columbia, Canada. We purchased all right, title and interest in one unpatented claim in the New Westminster Mining Division of the Province of British Columbia, known as the PEG Claim under an agreement dated November 3, 2003. The claim consists of 16 units located in southwestern British Columbia, Canada, from Nicholson & Associates of Vancouver, British Columbia, subject to a 2-1/2% net smelter royalty and a 7-1/2% gross rock revenue royal from the sale of rock and gravel to NIC. We have the right to reduce the net smelter royalty to 1% by paying Nicholson & Associates $1 million within 12 months from the date we commence commercial production on the property. We agreed to pay advance royalties of $25,000 annually commencing on November 3, 2006. Nicholson & Associates agreed to provide to us with geological consulting services for the claims and to maintain the claims in good standing for at least 24 months from the recording date of claim.

        We completed an initial exploration program on the PEG Claim, at a cost of $2,854. A report has been prepared which recommended a further two-stage program. We will not be able to determine whether or not our mineral claim contains a commercially exploitable mineral deposit until appropriate further exploratory work is done and an economic evaluation based on that work concludes economic viability. This property is an exploration stage property with no known ore reserves.

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

Acquisition of Bruce Hotel & Casino

        On July 15, 2005, we entered into a Share Exchange Agreement with Kubuk International, Inc., a California Registrant; its Shareholders (Tom Liu, David Liu, Lee Kuen Cheung, Wai Yung Lau, Zheng Liu, Yizhi Zeng, Luisa Wong, Jack Xu, Yong Yang and Guoxiu Yan); and Tom Liu, as Shareholders Representative. Under the terms of the Share Exchange Agreement, we agreed to acquire all of the issued and outstanding capital stock of Kubuk from the Shareholders. Kubuk owns and operates, through its wholly-owned subsidiaries, Kubuk Investment SAC and Kubuk Gaming SAC, the Hotel Cinco Estrellas in Lima, Peru (also known as the Bruce Hotel and Casino), and owns all of the assets, licenses and other rights used in connection with the business of the Bruce Hotel and Casino. See, the Form 8-K filed with the Securities and Exchange Commission on August 9, 2005, as amended on August 11, 2005 and October 14, 2005, for a complete description of the terms of the acquisition.

        Closing of Share Exchange. On August 3, 2005, we completed the acquisition of Kubuk International Inc. in accordance with the terms of the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the Registrant acquired all of the outstanding capital stock and other equity interests of Kubuk from the Shareholders by issuing 19,250,000 Exchange Shares as consideration on the terms and subject to the conditions set forth in the Share Exchange Agreement. Kubuk had 51,000,400 shares of common stock issued and outstanding, and the Shareholders received 0.3749970588 Exchange Shares for each share of Kubuk common stock tendered. No fractional shares were issued to Kubuk shareholders.

         Escrow Arrangements. Under the terms of the Share Exchange Agreement, the Registrant, Kubuk, the Shareholders, the Principal Shareholders (Tom Liu and David Liu) and Wasserman, Comden, Casselman & Pearson, LLP, as “Escrow Agent”, entered into an escrow agreement dated August 3, 2005, under which the Shareholders were required to place shares of common stock issued in the Share Exchange into escrow to satisfy certain obligations under the Share Exchange Agreement. The Shareholders placed a total of 5,000,000 Exchange Shares into escrow to secure certain obligations by the Registrant and the Principal Shareholders to raise $5,000,000 at a minimum share price of $1.00 per share and 2,000,000 Exchange Shares into escrow to satisfy certain obligations to consultants to Kubuk. The Principal Shareholders contributed a total of 1,250,000 Exchange Shares into escrow for the purposes of exercising certain co-sale rights granted by the Registrant to the Principal Shareholders. See, “Item 1.01 Entry into a Material Definitive Agreement — Escrow Agreement” in the Form 8-K filed with the Securities and Exchange Commission on August 9, 2005, as amended on August 11, 2005 and October 14, 2005, for a complete description of the terms of the escrow.

         Share Contribution. In connection with the closing of the Share Exchange, Gavin Roy, the founding shareholder of the Registrant, and two former officers and directors agreed to contribute an aggregate of 3,964,000 shares of the Registrant’s common stock to the Registrant as an additional capital contribution and the Registrant agreed to accept the Capital Contribution. The shares were cancelled effective as of August 3, 2005.

         Director and Officer Appointments. The Registrant appointed five new directors to its Board of Directors: Tom Liu, Wai Yung Lau, Jack Xu , Yong Yang and Sean Sullivan. Robert Krause resigned as a member of the Registrant’s Board of Directors. After Closing, the Registrant’s Board of Directors consists of six members, the newly appointed board members and Gavin Roy. Tom Liu was appointed as the Registrant’s Chairman and Chief Executive Officer effective immediately upon Closing. See, the Schedule 14f-1 filed on September 13, 2005 for a description of the appointments on the change of control.

         Proposed Financings. The Registrant intends to secure financing in the amount of $5,000,000 in one or more transactions as soon as practicable on terms acceptable to us and the Shareholders (the “Financing Transaction ”), and to raise an additional $20,000,000 (the “Subsequent Financing Transaction”) for working capital purposes. The Registrant intends to use the proceeds from these transactions, if any, to implement a plan by Kubuk’s management to expand, renovate and modernize the current facilities of the Bruce Hotel & Casino. As of the date of Closing, the Registrant had no firm commitments with respect to the Financing Transaction or the Subsequent Financing Transaction.

History of the Bruce Hotel & Casino

        Kubuk, through its wholly-owned subsidiaries, Kubuk Investment SAC and Kubuk Gaming SAC, own all of the assets of and operates the Bruce Hotel & Casino. Kubuk acquired the Bruce Hotel & Casino from Bruce Grupo Diversion S.A.C., a corporation owned and controlled by David Liu. Bruce Grupo Diversion S.A.C. operated the Bruce Hotel & Casino since 2002. The Bruce Hotel & Casino has been in operation since 1997.

        The Bruce Hotel & Casino is located Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Bruce Hotel & Casino is a “destination” hotel location for visitors traveling to the Republic of Peru, particularly, those from the People’s Republic of China. The Bruce Hotel & Casino business consists of a hotel, restaurants, a gaming casino and real property.

        On August 04, 2001, Bruce Grupo Diversion S.A.C. and Kubuk Investment S.A.C. entered into a sell and purchase agreement of the real property at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, the 14 story building is the location of the Bruce Hotel & Casino was contributed into Kubuk Investment S.A.C. The sell and purchase agreement was registered into the Public Records of Lima, and was notarized by Dra. Maria Soledad Perez Tello. The purchase price was $2,904,000.00 and was divided into five quotas after the initial payment of $400,000. The entire quota was paid off on May 21, 2005.

        In Febuary of 2005, Bruce Grupo Diversion S.A.C. and Kubuk Investment S.A.C. entered a sale and purchase agreement of the real property at Jiron Francisco Bolognesi # 155-191 in the Miraflores District, Province and Department of Lima, the 7 story building along with parking garage was the location of Bruce Grupo Diversion S.A.C. and was contributed into Kubuk Investment S.A.C. The sale and purchase agreement was registered into to the Public Records of Lima, and was notarized by Dr. Fredy Cruzado Rios. The purchasing price was $400,000 and was paid.

        The personal property and movable property necessary for the operation of a hotel and casino were transferred to Kubuk Investment and Kubuk Gaming in 2005.

        On June 15, 2005, all of the issued and outstanding shares of capital stock of Kubuk Investment S.A.C. and Kubuk Gaming S.A.C. were acquired by Kubuk Investment S.A.C. in a share exchange by which the stockholders of Kubuk Investment and Kubuk Gaming acquired the voting common stock of Kubuk International in exchange for the common stock of Kubuk International.

        On July 1, 2005, the Peruvian gaming authority (MINCETUR) issued a gaming license to Kubuk Gaming S.A.C.

        Prior to signing the Share Exchange Agreement, Kubuk International developed a plan to expand, renovate and modernize the current facilities of the Bruce Hotel & Casino and temporarily suspended the operation of the gaming room in March 2005. We acquired Kubuk International and intend to raise capital to fund the expansion, renovation and modernization of the Bruce Hotel & Casino.

Explanatory Note on Financial Statements

        The condensed consolidated financial statements included in this quarterly report on Form 10-QSB have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2005, and our results of operations and cash flows for the nine-month periods ended September 30, 2005. The results of operations for the nine-month periods ended September 30, 2005 are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Audit for the year ended December 31, 2004.

        Following the shares exchange, the Registrant continued as the surviving corporation and the separate corporate existence of Kubuk International, Inc. ceased. Prior to the merger, the Registrant had no substantial assets, nominal operations. Accordingly, the transaction is treated as a reverse acquisition of the Registrant and has been accounted for as a recapitalization rather than a business combination. The historical financial statements of Kubuk International, Inc. will be the historical statements of new Chilco River Holdings, Inc.

        Due to the Agreement and the significance of the Company’s operations, the “development stage” status of Chilco is no longer in effect. The development stage disclosures are no longer required in the Company’s current status. Historical results of operations for Chilco River Holdings, Inc. may differ materially from future results.

Plan of Operation

        We intend to continue the operations of the Bruce Hotel and Casino over the next twelve months and beyond. The Bruce Hotel & Casino is located at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Bruce Hotel & Casino is a “destination” hotel and casino location for visitors traveling to the Republic of Peru and caters to visitors from the People’s Republic of China.

        The Bruce Hotel & Casino is a full service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel encompasses several dining facilities and a full featured Gambling Casino with traditional gaming tables and slot machines.

        Hotel. The Bruce Hotel & Casino is a 60 room full service hospitality facility with standard and premium lodging accommodations (rooms and suites) and dining facilities. The amenities include guest suites and rooms, sauna, air conditioning, mini-bar, telephone, hair dryer, wake-up service/alarm-clock, radio, satellite TV and safe deposit boxes. The hotel can accommodate 200 guests. In addition, the hotel offers a gaming room, meeting/banquet facilities and a barber/beauty shop. The room fare ranges from $70 for a standard room to $95 for an executive suite.

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

        Restaurants. The Bruce Hotel & Casino features two full service restaurants serving Chinese and international cuisine. The restaurants seat 200 guests, respectively. The Bruce Hotel & Casino holds a retail liquor license.

        Gaming Casino. The gaming casino is a full featured casino with 20 traditional gaming tables (blackjack, roulette, craps and poker) and approximately 220 slot machines. The casino is located on the second floor of the

Hotel and is approximately 622 square meters. The casino features two full bars, VIP area and can accommodate 300 guests.

        The gaming casino operates under a gaming license issued to Kubuk Gaming SAC by the Republic of Peru. The gaming casino is currently closed for remodeling and is scheduled to reopen to the public in the fourth quarter of 2005.

        Slot Room. The slot room is located on the first floor of the Hotel next to the lobby. The slot room features 212 slot machines and can accommodate approximately 300 guests.

        Real Property. Kubuk owns all of the real property and assets used in the operation of the Bruce Hotel & Casino. The property consists of one seven-story building and one fourteen-story building that are physically connected and have been configured for use as a hotel, casino and office space. The property also includes a parking garage. Kubuk owns all of the fixtures, improvements, systems, furniture, gaming machines and gaming tables and the other contents currently used in the business of the Bruce Hotel & Casino.

        Satisfaction of cash obligations for the next 12 months. We intend to use a combination of available cash and additional financing to meet obligations over the next twelve months. We intend to secure financing in the amount of $5,000,000 in one or more transactions as soon as practicable on terms acceptable to us (the “Financing Transaction”), and to raise an additional $20,000,000 (the “Subsequent Financing Transaction”). The company intends to use the proceeds from these transactions, if any, to expand, renovate and modernize the current facilities of the Bruce Hotel & Casino. As of the date of this report, we had no firm commitments with respect to the Financing Transaction or the Subsequent Financing Transaction.

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

Results of Operations for the Nine and Three Months Ended September 30, 2005 and 2004.

        The Company had revenues of $3,758,818 during the nine months ended September 30, 2005, compared to revenues of $8,897,409 during the same period in 2004. The Company had revenues of $1,097,123 during the three months ended September 30, 2005, compared to revenues of $2,245,038 during the same period in 2004. Overall revenues were down 57.8% for the nine month comparative periods and 38% for the three month comparative periods. The lower revenues during the nine and three month periods in 2005 compared to 2004, was a direct result of the closure of the Company’s casino floor for renovation in March 2005.

        Operating expenses during the nine and three months ended September 30, 2005, were $2,110,569 and $778,212, respectively, compared to $3,016,017 and $832,241, respectively, for the same periods in 2004. Consequently, income from operation for the nine month and three month periods ended September 30, 2005 was $1,648,249 and $318,911, respectively, compared to $5,881,392 and $1,412,797, respectively, for the same periods in 2004. Income from operation as a percentage of revenue for the nine month and three month periods ended September 30, 2005 was 43.85% and 29.07%, respectively, compared to 62.1% and 62.93%, respectively, for the same periods in 2004. The lower income from operation during the nine and three month periods in 2005 compared to 2004, was a direct result of the closure of the Company’s casino floor in March 2005 for renovation.

        Net income, after other income and expenses, was $1,144,026 ($0.05 per share) for the nine month period ended September 30, 2005 and $189,036 ($0.01 per share) for the three months ended September 30, 2005, compared to $4,139,698 ($0.21 per share) for the same nine month period and $996,730 ($0.05 per share) for the three months in 2004. The Company paid income taxes of $534,228 and $127,170 for the nine and three month periods ended September 30, 2005, respectively, and $2,004,494 and $482,629 for the nine and three month periods ended September 30, 2004, respectively, which were the primarily adjustments affecting net income.

        The Company had a gain on foreign currency translation of $715,570 during the nine month period ended September 30, 2005, compared to a $492,478 gain during the same period in 2004. The Company had a loss on foreign currency translation of $466,005 during the three month period ended September 30, 2005, compared to a $220,054 gain during the same period in 2004.

        The Company’s revenues during the periods after the closure of the Company’s casino floor in March 2005 was principally derived from hotel, restaurant and slot machine revenues. The Company does not anticipate that revenues will return to historical levels until the renovation of its casino floor is completed. The Company has several fixed costs related to its operations, which resulted in higher operating expenses and lower operating revenue as a percentage of sales. The Company anticipates that its expenses as a percentage of sales will remain at approximately the same level until its casino floor is fully operational. The Company is currently seeking to raise between $5 million and $25,000,000 in capital to expand, renovate and modernize the current facilities of the Bruce Hotel & Casino. The Company has no firm commitments to raise such capital to complete such renovations. If the Company is successful in raising the capital required for the renovations, the Company may temporarily close its entire operations for up to two months to complete the renovation. Such a closure is expected to have a material impact on the results of operations during the periods in which the operations are suspended. However, the Company anticipates that renovation will improve the Company’s revenues and profitability when complete.

Liquidity and Capital Resources

Prior to the acquisition of the Bruce Hotel & Casino, the Company, as a development company, relied upon outside funding to support our continued operations. After completing the acquisition, the Company believes it has sufficient cash flows from operations to fund its working capital requirements. However, the Company plans on completing a comprehensive renovation of the Bruce Hotel & Casino to improve its results of operations and will require additional capital to complete the remodel of the casino and resume operations of the casino floor. The Company is currently seeking to raise between $5 million and $25,000,000 in capital. The Company has no firm commitments to for such financing.

Cash flow from operations during the nine months ended September 30, 2005, were significantly lower that cash flow from operations during the same period in 2004. The Company’s revenues during the periods after the closure of the Company’s casino floor in March 2005 was principally derived from hotel, restaurant and slot machine revenues. The Company does not anticipate that revenues will return to historical levels until the renovation of its casino floor is completed. The Company has several fixed costs related to its operations, which resulted in higher operating expenses and lower operating revenue as a percentage of sales. The Company anticipates that its cash flow from operations will remain at approximately the same level until its casino floor is fully operational.

As of September 30, 2005, the Company had current assets of $1,203,182, including cash and cash equivalents of $1,082,577, and current liabilities of $121,643. The Company had working capital of $1,081,539. The Company had long-term debt of $127,500. The Company believes that its cash flow from operations and its working capital will be sufficient to fund its cash requirements for the next twelve months and beyond.

Off-Balance Sheet Arrangements

        The Company had no off-balance sheet transactions.

Subsequent Events

        Subsequent to September 30, 2005, the Company issued a notice of default under the terms of the Escrow Agreement related to an aggregate of 2,000,000 shares of common stock placed into escrow (the “Rightholder Escrow Shares”) in connection with the Share Exchange. Kubuk International, Inc. had obligations to Nefilim

Associates, LLC, a Massachusetts limited liability company, T Morgan LLC, a Delaware limited liability company, and Sean Sullivan (the “Rightholders ”) to issue capital stock of Kubuk or an entity acquired by or acquiring Kubuk (collectively, the “Consultant Rights ”) upon satisfaction of certain conditions under the terms of Consulting Agreements dated May 9, 2005 with respect to Sean Sullivan, May 19, 2005 with respect to Nefilim Associates, LLC and June 1, 2005 with respect to T Morgan LLC (collectively, the “Consultant Agreements”). Under the terms of the Shares Exchange, the shareholders of Kubuk agreed to place the Rightholder Escrowed Shares in to escrow to satisfy the obligations of Kubuk under the Consultant Agreements. The Rightholder Escrowed Shares were to be released from the Rightholder Escrow as follows:

(i)	the Escrow Agent shall release the Rightholder Escrow Shares to the Rightholders, if the Company has raised a total of $5,000,000 in the Financing Transaction for the Company within thirty (30) days of the Company delivering the Kubuk Financials to the Company, subject to a redemption and cancellation right by the Company with respect to sixty percent (60%) of the Rightholder Escrow Shares, if the Company has not raised a total of $5,000,000, $10,000,000, $15,000,000 and $20,000,000 (which amount shall include the proceeds paid to the Shareholder Principals under the co sale rights), in the Subsequent Financing Transaction for the Company within six (6) or twelve (12) months from the Closing Date; and

(ii)	the Escrow Agent shall release one hundred percent (100%) of the Rightholder Escrow Shares to the Company for cancellation if the Company has not raised a total of $5,000,000 in the Financing Transaction for the Company within thirty days of the Company delivering the Kubuk Financials to the Company.

        The Company failed to raise a total of $5,000,000 in the Financing Transaction for the Company within thirty days of the Company delivering the Kubuk Financials to the Company. The Company anticipates that the 2,000,000 Rightholder Escrow Shares will be tendered to the Company for cancellation prior to November 30, 2005.

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

PART II — OTHER INFORMATION

Items 1 through 4 of Part II are not applicable.

Item 5.   Other Information

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL MATTERS

        Information required by Item 304 of Regulation S-B.

        Effective on or about November 11, 2005, we terminated the services of our principal independent auditor, Manning Elliot, Chartered Accountants of Vancouver, British Columbia (“Former Accountant”).

        No adverse opinion or disclaimer of opinion was issued during the past two years by the Former Accountant, and no opinion of the Former Accountant was qualified or modified as to uncertainty, audit scope or accounting principles.

        The change in auditors was recommended by our Board of Directors.

        During the two most recent fiscal years and the interim period preceding such dismissal, we are not aware of any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the Former Accountant, would have caused it to make references to the subject matter of the disagreement(s) in connection with its report.

        The Company is not aware of any reportable events (as defined in Item 304 (a)(1)(iv)(B) of Regulation S-B) that have occurred during the two most recent fiscal years and the interim period preceding the dismissal of the Former Accountant.

        We have engaged MantylaMcRenolds LLP, Salt Lake City, Utah, as our new principle independent accountant effective on or about November 11, 2005, to audit our financial records for the year ending December 31, 2005. During the two most recent fiscal years and the interim period preceding the appointment of the New Accountant, we have not consulted the New Accountant regarding either:

•	The application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that we considered an important factor in reaching a decision as to the accounting or financial reporting issue; or

•	Any matter that was either the subject of a disagreement or event (as defined in Regulation S-B, Item 304 (a)(1)(iv)(A)).

        The Company has provided the Former Accountant with a copy of the foregoing disclosures and has requested in writing that the Former Accountant furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing statements made by the Company. A copy of the letter of the Former Accountant to the Securities and Exchange Commission, will be filed by the Company upon receipt.

Item 6.   Exhibits

a)	Exhibits

Number	Description

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Risks Related to Our Business

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chilco River Holdings Inc.

By:  /s/ Tom Yu Liu
       Tom Yu Liu, Chief Executive Officer
       (On behalf of the registrant and as
       principal executive officer)

Date:   November 14, 2005