Form 10KSB
period 2005-12-31
CHILCO RIVER HOLDINGS INC
filed 2006-03-31
CIK 1278595

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                        Commission file number: 000-50911

                           CHILCO RIVER HOLDINGS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEVADA                                              98-0419129
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

         355 Lemon Ave., Suite C
             Walnut, CA                                          91789
--------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)


                                 (909) 869-7933
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share


     Check whether the  registrant  is not required to file reports  pursuant to
Section 13 or Section 15(d) of the Exchange Act. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [X]

     State the issuer's revenues for its most recent fiscal year: $4,507,552

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $8,689,185 as of March 28, 2006, based on the average of the bid and ask sales prices of the Registrant's common stock as quoted in the National Association of Securities Dealers Over-the-Counter Bulletin Board.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

     Transition Small Business Disclosure Format (Check One)

             Yes [ ]              No  [X]

                                TABLE OF CONTENTS



ITEM 1.   DESCRIPTION OF BUSINESS............................................2

ITEM 2.   DESCRIPTION OF PROPERTIES..........................................19

ITEM 3.   LEGAL PROCEEDINGS..................................................19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................20

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
          BUSINESS ISSUER PURCHASES OF EQUITY  SECURITIES....................20

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........22

ITEM 7.   FINANCIAL STATEMENTS...............................................28

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE......,........................................29

ITEM 8A.  CONTROLS AND PROCEDURES............................................29

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
          SECTION 16(A) COMPLIANCE...........................................30

ITEM 10.  EXECUTIVE COMPENSATION.............................................34

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS       35

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................38

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...................................38

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................39

SIGNATURES...................................................................40

                                                         46
FORWARD-LOOKING STATEMENTS

     We use words like "expects," "believes," "intends," "anticipates," "plans," "targets," "projects" or "estimates" in this report. When used, these words and other, similar words and phrases or statements that an event, action or result "will," "may," "could," or "should" occur, be taken or be achieved, identify "forward-looking" statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled "Risk Factors," "Description of the Business," and "Management's Discussion and Analysis." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption "Risk Factors," as well as the following:

     o    the impact of general economic conditions in the Peru;

     o    industry conditions, including competition;

     o    business strategies and intended results;

     o    our  ability  to  integrate   acquisitions  into  our  operations  and
          management;

     o risks associated with the hotel industry and real estate markets in general;

     o the impact of terrorist activity or war, threats of terrorist activity or war and responses to terrorist activity on the economy in general and the travel and hotel industries in particular;

     o    travelers' fears of exposure to contagious diseases;

     o    legislative or regulatory requirements; and

     o    access to capital markets.

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

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

     We, Chilco River Holdings, Inc., through our wholly-owned subsidiaries, own all of the assets of and operate the Bruce Hotel and Casino. The Bruce Hotel and Casino is located Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, Peru, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Bruce Hotel and Casino is a "destination" hotel and casino location for visitors traveling to the Republic of Peru, and we cater to local and foreign visitors, including visitors from the People's Republic of China. The Bruce Hotel and Casino business consists of a hotel, restaurants, a gaming casino and real property. We acquired the Bruce Hotel and Casino in connection with a Share Exchange transaction with the shareholders of Kubuk International, Inc., which we refer to in this report as Kubuk, on July 15, 2005.

     The Bruce Hotel and Casino is a full-service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel encompasses several dining facilities and a full-featured Gambling Casino with traditional gaming tables and slot machines.

     Prior to signing the Share Exchange Agreement with Kubuk International, we developed a plan to expand, renovate and modernize the current facilities of the Bruce Hotel and Casino and temporarily suspended the operation of the gaming room in February 2005 and operation of the restaurant and slot room in November 2005. We intend to raise capital to fund the expansion, renovation and modernization of the Bruce Hotel and Casino.

     We maintain our registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89511, and an office at the Bruce Hotel and Casino at Jiron Francisco Bolognesi #171-191 in the Miraflores District, Province and Department of Lima. Our executive offices are located at 355 Lemon Ave., Suite C, Walnut, CA 91789, and our phone number is (909)869-7933.

HISTORY

     We were incorporated on May 8, 2003 under the laws of the State of Nevada.

OUR MINERAL EXPLORATION BUSINESS

     Since our inception, we have been engaged in the business of acquiring mineral exploration properties. We currently own all rights, title and interest in one property located in British Columbia, Canada. We purchased all right, title and interest in one unpatented claim in the New Westminster Mining Division of the Province of British Columbia, known as the PEG Claim under an agreement dated November 3, 2003. We were unable to secure funding to conduct additional exploration work on the PEG Claim and we suspended work on the PEG Claim. Our management began exploring other business opportunities at the beginning of 2005. After we acquired our interest in the Bruce Hotel and Casino, we abandoned the PEG Claim and are no longer engaged in the mineral exploration business.

FORWARD STOCK SPLIT

     On July 11, 2005 at 5:00 p.m. (Eastern Standard Time)(Record Date), we effected a 2 for 1 forward stock split of our issued and outstanding shares of common stock, par value $0.001, by way of share dividend payable upon surrender of certificates pursuant to Section 78.215 of the Nevada General Registrant Law. The share dividend is payable upon surrender of the outstanding share certificates. Shareholders were required to surrender their existing share certificates representing shares of common stock issued before the Record Date by tendering the such share certificates to our transfer agent. Upon surrender of the outstanding share certificates representing the issued and outstanding shares of common stock held by shareholders on the Record Date, our transfer agent issued new share certificates giving effect to the share dividend so that each one share of common stock of Chilco issued and outstanding prior to the Record Date shall represent two post-split shares of our common stock. Immediately prior to the stock dividend, we had 3,057,000 shares of common stock issued and outstanding. After giving effect to the stock dividend, we had 6,114,000 shares of common stock issued and outstanding.

ACQUISITION OF BRUCE HOTEL AND CASINO

     On July 15, 2005, we entered into a Share Exchange Agreement with Kubuk International, Inc., a California corporation; its shareholders, Tom Liu, David Liu, Lee Kuen Cheung, Wai Yung Lau, Zheng Liu, Yizhi Zeng, Luisa Wong, Jack Xu, Yong Yang and Guoxiu Yan. Tom Liu was designated as Shareholders Representative. Under the terms of the Share Exchange Agreement, we agreed to acquire all of the issued and outstanding capital stock of Kubuk from the Kubuk Shareholders. Kubuk owns and operates, through its wholly-owned subsidiaries, Kubuk Investment SAC and Kubuk Gaming SAC, the Hotel Cinco Estrellas in Lima, Peru (also known as the Bruce Hotel and Casino), and owns all of the assets, licenses and other rights used in connection with the business of the Bruce Hotel and Casino. We closed the share exchange transaction on August 3, 2005, and Kubuk International, Inc. became our wholly-owned subsidiary.

     The Share Exchange was negotiated at arms' length.

SHARE EXCHANGE AGREEMENT

     Under the terms of the Share Exchange Agreement dated July 15, 2005, we agreed to acquire or cause one or more of our affiliates to acquire all of the outstanding capital stock and other equity interests of Kubuk from its
Shareholders by issuing 19,250,000 shares of Chilco's common stock as consideration on the terms and subject to the conditions set forth in the Share Exchange Agreement.

     Five new directors were appointed to our Board of Directors: Tom Liu, Wai Yung Lau, Jack Xu , Yong Yang and Sean Sullivan. Robert Krause resigned as a member of the Board of Directors. Following the Share Exchange transaction with Kubuk, our Board of Directors consists of six members -- the newly appointed board members and Gavin Roy. Tom Liu was appointed as Chairman and Chief Executive Officer effective immediately upon closing. Mr. Sullivan resigned as a director on December 29, 2005.

ESCROW AGREEMENT

     Under the terms of the Share Exchange Agreement, our company along with Kubuk, the Kubuk Shareholders, Tom Liu and David Liu, as the Principal Shareholders of Kubuk, and an escrow agent were required to enter into an escrow agreement under which the Shareholders were required to place shares of common stock issued in the Share Exchange into escrow to satisfy certain obligations under the Share Exchange Agreement.

     In connection with the closing of the Share Exchange, Chilco, the Shareholders, the Shareholder Representative and Wasserman, Comden, Casselman & Pearson, LLP, as the Escrow Agent, entered into an escrow agreement dated August 3, 2005.

     The parties agreed that we would place a total of 8,250,000 of the shares issued in connection with the Share Exchange into three separate escrows under one escrow agreement. We entered into the escrow arrangements to ensure that a portion of our stock would only become available to the other parties to the escrow agreement upon the occurrence of certain events, such as our company's ability to raise additional capital and our receipt of corporate documents and materials from Kubuk. The shares are subject to release from each of the escrows on the following terms and conditions:

Escrow Number One - The Financing Transaction Escrow
----------------------------------------------------

     In order to provide some assurance that the new management would be able to raise sufficient financing to fund the renovation of the Bruce Hotel and Casino without significant dilution to the existing shareholders of Chilco, the Shareholders placed an aggregate of 5,000,000 Exchange Shares into Escrow, which we refer to as the Shareholder Escrow Shares. The Shareholders and Chilco agreed that the Chilco and its management would take all reasonable actions to obtain the highest price per share in raising $5,000,000 for renovating the Bruce Hotel and Casino and to provide capital for the on-going operations of Chilco. The management of Kubuk, who became the management of Chilco, agreed that the minimum price per share of common stock (or any rights, options or warrants to purchase, or securities of any type whatsoever) issued by Chilco in connection with the financing would be $1.00 per share. We refer to this undertaking as the Minimum Price Covenant. The minimum price was determined after arms' length negotiations between the board of directors of Kubuk and Chilco based on the estimated value of the combined company; however, no formal valuation was conducted.

     The Shareholder Escrow Shares will be released from the Financing Transaction Escrow as liquidated damages for breach of the Minimum Price Covenant if Minimum Price Covenant is breached, then the number of Shareholder Escrow Shares to be cancelled as liquidated damages shall be calculated as follows:

         X = (A/B) - A
         where:             X    = Number of Shareholder Escrow Shares Cancelled
                            A    = 5,000,000
                            B    = Purchase Price Per Share

     For the purposes of the Financing Transaction Escrow, the Purchase Price Per Share is to be determined based on completing a financing transaction to raise a minimum of $5,000,000 and is defined as cash consideration received or to be received by Chilco or the fair market value of any property received or to be received by Chilco (as shall be verified by Chilco's independent accounting firm) for each Chilco Common Share issued or to be issued pursuant to exercise or conversion of any convertible or exchangeable security. As of December 31, 2005, Chilco has raised approximately $2 million at a price in excess of $1.00 per share.

     In addition, the Kubuk Shareholders and Kubuk, jointly and severally, agreed that Kubuk would deliver audited financial statements of Kubuk to Chilco no later than the earlier of (i) 60 days after the Closing Date or
     (ii) the date that permits the filing of any registration statement required to be filed under the terms of the Financing Transaction. If Kubuk failed to deliver the Kubuk financial statements in a timely manner, then 360,000 Shareholder Escrow Shares were to be released and cancelled as liquidated damages and not a penalty for the breach of the covenant. The financial statements were delivered in accordance with the terms of the Financing Transaction Escrow.

Escrow Number Two - The Rightholder Escrow
------------------------------------------

     The Kubuk Shareholders also placed an aggregate of 2,000,000 shares issued in connection with the Share Exchanges into escrow for the purposes of satisfying certain obligations of Kubuk to Nefilim Associates, LLC, a Massachusetts limited liability company, T Morgan LLC, a Delaware limited liability company, and Sean Sullivan. Kubuk had an existing obligation to Nefilim, T Morgan and Mr. Sullivan to issue capital stock of Kubuk or an entity acquired by or acquiring Kubuk upon satisfaction of certain conditions under the terms of Consulting Agreements dated May 9, 2005 with respect to Sean Sullivan, May 19, 2005 with respect to Nefilim Associates, LLC and June 1, 2005 with respect to T Morgan LLC.

     Under the terms of the Rightholder Escrow shares were to be released from escrow to Nefilim, T Morgan and Mr. Sullivan, if Chilco was able to raise a total of $5,000,000 within thirty (30) days of Kubuk delivering the audited financial statements of Kubuk to Chilco. The shares issued to Nefilim, T Morgan and Mr. Sullivan were subject to a redemption and cancellation right by Chilco with respect to sixty percent (60%) of the shares, if Chilco has not raised a total of $5,000,000, $10,000,000, $15,000,000 and $20,000,000
     in subsequent  financing  transactions  for Chilco within six (6) or twelve
     (12) months from the Closing Date. However, the Escrow Agent was required to release one hundred percent (100%) of the shares to Chilco for cancellation if Chilco did not raised a total of $5,000,000 within thirty
     (30) days of Kubuk delivering the audited financial statements of Kubuk to Chilco.

     We failed to raise $5,000,000 within thirty days of the delivery of the audited financial statements to Chilco and the 2,000,000 shares held in the Rightholder Escrow were returned and cancelled.

Escrow Number Three - The Co-Sale Escrow
----------------------------------------

     Tom Liu and David Liu, as the Principal Shareholders of Kubuk, placed 1,250,000 shares issued in the Share Exchange into a Co-Sale Escrow. We agreed to use commercially reasonable efforts to permit Tom Liu and David Liu to offer and sale up to 1,250,000 Exchange Shares to investors on a co-sale basis, in one or more private transactions, subject to us raising at least $20,000,000. After we raise at least $20,000,000, we agreed not to raise additional capital until Tom Liu and David Liu have sold shares from the Co-Sale Escrow for proceeds of $5,000,000 or all of the shares are released from Escrow. The Shareholder Representatives shall receive all of proceeds from the sale of the shares from the Co-Sale Escrow. The Escrow Agent shall release the shares from the Co-Sale Escrow to Tom Liu and David Liu if we have not raised at least $20,000,000 prior to the third anniversary of the Closing Date of the Share Exchange.

SHARE CONTRIBUTION AGREEMENT

     Under the terms of the Share Exchange Agreement, Chilco, Kubuk and the Kubuk Shareholders agreed that Chilco shall have 2,200,000 shares of common stock issued and outstanding immediately prior to the closing of the Share Exchange.

     In connection with the Share Exchange, Chilco and Mr. Roy entered into a Share Contribution Agreement dated effective as of August 3, 2005, under which Mr. Roy contributed an aggregate of 3,564,000 shares of Chilco's common stock to Chilco as a Capital Contribution. Former officers and directors, contributed a total of 400,000 shares of common stock: Robert Krause contributed 200,000 shares and Thomas Brady contributed 200,000 shares. Chilco accepted Mr. Roy's capital contribution and the cancellation of shares by Mr. Krause and Mr. Brady and cancelled 3,964,000 shares of common stock. No consideration was paid to Mr. Roy in connection with the contribution and cancellation of the shares.

STOCK SUBSCRIPTION AGREEMENT

     Under the terms of the Share Exchange Agreement, Chilco, Kubuk and the Kubuk Shareholders agreed that Chilco would satisfy certain debt obligations prior to the closing of the Share Exchange. Chilco borrowed certain funds from lenders pursuant to bridge loans in the amount of $100,000 to satisfy certain current liabilities due immediately prior to Closing. The lenders and Chilco agreed to convert the bridge loans into shares of common stock of Chilco at $2.00 per share.

     Chilco and the lenders entered into stock subscription agreements under which Chilco issued 50,000 shares of common stock to the lender in full satisfaction of the $100,000 bridge loan.

SUBSIDIARIES

     We manage our business through our wholly-owned subsidiaries.

                 ----------------------------------------------

                          Chilco River Holdings, Inc.
                             a Nevada corporation
                                       |
                 ----------------------------------------------
                           Kubuk International Inc.
                           a California corporation
                 ----------------------------------------------
                                       |
-------------------------------------------------------------------------------
               |                                             |
----------------------------------            ---------------------------------
     Kubuk Investment S.A.C.                        Kubuk Gaming S.A.C.
     a Peruvian corporation                        a Peruvian corporation
----------------------------------            ---------------------------------

HISTORY OF THE BRUCE HOTEL AND CASINO

     Prior to the closing of the Share Exchange transaction, Kubuk, through its wholly-owned subsidiaries, Kubuk Investment S.A.C. and Kubuk Gaming S.A.C., owned all of the assets of and operated the Bruce Hotel and Casino. Kubuk acquired the Bruce Hotel and Casino from Bruce Grupo Diversion S.A.C., a corporation owned and controlled by David Liu. Bruce Grupo Diversion S.A.C. operated the Bruce Hotel and Casino since 2002. The Bruce Hotel and Casino has been in operation since 1997.

     The Bruce Hotel and Casino is located Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Bruce Hotel and Casino is a "destination" hotel location for visitors traveling to the Republic of Peru, including travelers from the Peoples' Republic of China. The casino is also popular with local residents. The Bruce Hotel and Casino business consists of a hotel, restaurants, a gaming casino and real property. Prior to signing the Share Exchange Agreement, we developed a plan to expand, renovate and modernize the current facilities of the Bruce Hotel and Casino and temporarily suspended the operation of the gaming room in February 2005 and operation of the restaurant and slot room in November 2005. We intend to raise capital to fund the expansion, renovation and modernization of the Bruce Hotel and Casino.

ACQUISITION OF THE BRUCE HOTEL AND CASINO FROM BRUCE GRUPO DIVERSION S.A.C.

     On August 4, 2001, Bruce Grupo Diversion S.A.C. and Kubuk Investment S.A.C. entered into a sale and purchase agreement of the real property at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima. The 14 story building which is the location of the Bruce Hotel and Casino was contributed into Kubuk Investment S.A.C. The sale and purchase agreement was registered into the Public Records of Lima, and was notarized by Dra. Maria Soledad Perez Tello. The purchase price was $2,904,000 and was divided into five installments after the initial payment of $400,000. The entire purchase prices was paid off on May 21, 2005.

     In Febuary of 2005, Bruce Grupo Diversion S.A.C. and Kubuk Investment S.A.C. entered a sale and purchase agreement of the real property at Jiron Francisco Bolognesi # 155-191 in the Miraflores District, Province and Department of Lima; the 7 story building along with parking garage was the location of Bruce Grupo Diversion S.A.C. and was contributed into Kubuk Investment S.A.C. The sale and purchase agreement was registered into the Public Records of Lima, and was notarized by Dr. Fredy Cruzado Rios. The purchase price was $400,000, which was paid in full.

     The personal property and movable property necessary for the operation of a hotel and casino were transferred to Kubuk Investment and Kubuk Gaming in 2005.

     On June 15, 2005, all of the issued and outstanding shares of capital stock of Kubuk Investment S.A.C. and Kubuk Gaming S.A.C. were acquired by Kubuk International, Inc. in a share exchange by which the stockholders of Kubuk Investment and Kubuk Gaming acquired the voting common stock of Kubuk International in exchange for the common stock of Kubuk International pursuant to Internal Revenue Code Section 368(a)(1)(B).

     On July 1, 2005, the Peruvian gaming authority, known as MINCETUR, issued a gaming license to Kubuk Gaming S.A.C. There is currently no limitation on the number of gaming licenses MINCETUR may issue.

     Bruce Grupo Diversion S.A.C. was a corporation owned and controlled by David Liu, a principal of Kubuk International, Inc. Consequently, the acquisition of the Bruce Hotel and Casino by Kubuk International, Inc. from Bruce Grupo Diversion S.A.C. was among affiliated parties.

BRUCE HOTEL AND CASINO BUSINESS

     The Bruce Hotel and Casino is located at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Bruce Hotel and Casino is a "destination" hotel and casino location for visitors traveling to the

Republic of Peru, including tourists from the People's Republic of China. The casino and slot room are also popular with local residents in Peru.

     The Bruce Hotel and Casino is a full-service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel encompasses several dining facilities and a full-featured Gambling Casino with traditional gaming tables and slot machines.

     Hotel: The Bruce Hotel and Casino is a 60-room full-service hospitality facility with standard and premium lodging accommodations (rooms and suites) and dining facilities. The amenities include guest suites and rooms, sauna, air conditioning, mini-bar, telephone, hair dryer, wake-up service/alarm-clock, radio, satellite TV and safe deposit boxes. The hotel can accommodate 200 guests. In addition, the hotel offers a gaming room, meeting/banquet facilities and a barber/beauty shop. The room fare ranges from $70 for a standard room to $95 for an executive suite.

     The Miraflores District is one of the most important financial and commercial centers of Lima and approximately 20 minutes from the historical center of Lima. The Bruce Hotel and Casino is supported by urban infrastructure, such as asphalt roads, concrete sidewalks, city water and sewage, public electricity and garbage collection and phone lines. The Bruce Hotel and Casino is located on commercial property and is located on a major thoroughfare. Our casino and restaurants attract local residents in Lima, Peru, and we believe a significant amount of our historical gaming revenue was derived from local residents.

     Restaurants: The Bruce Hotel and Casino features two full-service restaurants serving Chinese and international cuisine. The restaurants seat 200 guests, respectively. The Bruce Hotel and Casino holds a retail liquor license. The restaurants were closed for renovation in November 2005.

     Gaming  Casino:  The  gaming  casino  is a  full-featured  casino  with  20 traditional gaming tables (blackjack, roulette, craps and poker) and approximately 220 slot machines. The casino is located on the second floor of the Hotel and is approximately 622 square meters. The casino features two full bars, VIP area and can accommodate 300 guests.

     The gaming casino operates under a gaming license issued to Kubuk Gaming SAC by the Republic of Peru. The gaming casino is currently closed for remodeling and is scheduled to reopen to the public in the last half of 2006, assuming adequate financing is available.

     Slot Room: The slot room is located on the first floor of the Hotel next to the lobby. The slot room features 212 slot machines and can accommodate approximately 300 guests. The slot room was closed for renovation in November 2005.

     Real Property: Kubuk owns all of the real property and assets used in the operation of the Bruce Hotel and Casino. The property consists of one seven-story building and one fourteen-story building that are physically connected and have been configured for use as a hotel, casino and office space. The property also includes a parking garage. Kubuk owns all of the fixtures, improvements, systems, furniture, gaming machines and gaming tables and the other contents currently used in the business of the Bruce Hotel and Casino. See. "Description of Property" below.

     The renovation of our casino, slot room and restaurants are expected to be completed in the last half of 2006, assuming financing is available. We expect to raise an additional $5 million in 2006 to complete the renovations.

     In 2005, our operating revenue was derived from the following aspects of our business:



                                            Percent of total operating revenue
               Operations                  ------------------------------------
                                                  2005               2004
-------------------------------------------------------------------------------
Gaming - Casino and Slot Machines                 58%                82%
-------------------------------------------------------------------------------
Hotel and Hospitality Services                    25%                 9%
-------------------------------------------------------------------------------
Restaurant                                        11%                 5%
-------------------------------------------------------------------------------
Other                                              6%                 4%
-------------------------------------------------------------------------------
Total                                            100%               100%
-------------------------------------------------------------------------------


REGULATION AND LICENSING

     Hotel: The Bruce Hotel and Casino maintains a Five Star Hotel license issued by the Ministry Of External of Commerce and Tourism Assistant Ministry of Tourism National Office of Tourism Development. Our Five Star Hotel license expires on September 19, 2009.

     Gaming Regulations: The ownership and operation of casino gaming facilities are subject to extensive regulations by the National Bureau of Tourism of the Department of Foreign Trade and Tourism. We are required to obtain and maintain a gaming license to conduct gaming. The limitation, conditioning or suspension of our gaming license could (and the revocation or non-renewal of gaming license, or the failure to reauthorize gaming would) materially adversely affect our operations. In addition, changes in law that restrict or prohibit our gaming operations could have a material adverse effect on us.

     In general, issuance of gaming license require the following:

     (a) The exploitation of slots machines or casino must be complementary to tourism activity. Therefore, it impossible to operate casino and slots machines, without a hotel or a restaurant as principal activity. By regulations, the casino and slot machines must be within a 5 star rating hotel or a 5 fork rating restaurant if located in the country's capital city of Lima. Outside of Lima, casinos can be in three- or four-star hotels or resorts and at five-star restaurants.

     (b) The principal shareholders must demonstrate economic solvency and moral suitability in order to operate casino and slot machines. A series of background checks must be conducted before the issuance of the license.

     (c) The Peruvian law demands the delivery of a letter deposit before the operation of the rooms. For the room of slot machines the letter deposit will be equal to one thousand dollars for every slot machine. In the case of the casino, the deposit will be equal to five hundred thousand dollars.

     (d) There are restrictions for the geographical location of gaming activities. The location of the operation needs to be 150 meters away from churches, educational institutions, barracks and hospitals.

     Licenses are valid for five years and renewable based on the above criteria. There is no limitation on the number of gaming or hotel licenses that can be issued in Peru.

     Gaming License: Gaming licenses are issued under Law No. 27155, "Law that Regulates the Exploitation of Casino Games and Slot Machines", which grants the National Bureau of Tourism the administrative powers to authorize related to the application of said Law, which states in subsection a)
article 25, that the National Bureau of Tourism has the powers to issue and revoke authorizations for the exploitation of casino games.

     Kubuk Gaming, SAC holds a license No. 060-MINCETUR/VMT/DNT, pursuant to the Tourism Bureau's Director Resolution issued on July 1, 2005. Under this license, the Bruce Hotel is authorized to operate twenty-one (21) gaming tables featuring Black Jack, Roulette American Style, Roulette French Style, Pal Gow Polar, Punto and Banca, Craps and Caribbean Poker. In addition, the Bruce Hotel and Casino operates 220 slot machines. This license is valid for five years.

     Kubuk Gaming, SAC holds a second license No. 145-MINCETUR/VMT/DNT pursuant to the Tourism Bureau's Director Resolutions issued on July 1, 2005. Under this license, the Bruce Hotel is authorized to operate 212 slot machines and 93 "read-only" game programs. This license expires on April 27, 2009.

     Taxation: The Bruce Hotel and Casino is subject to regulatory, legal, tax or ancillary government oversight of the Federal Republic of Peru. Net profits derived from the operations of Kubuk Investment SAC and Kubuk Gaming SAC are subject to taxation at the federal, state and local levels. The Federal Republic of Peru imposes a 12% fixed gaming tax on the total amount of all wagers made by players less all payments received by such players. We also collect a 19% (IGV) sales tax from the consumers of the hotel, restaurant, and sauna. The corporate tax is charged at 30% of total income. If Kubuk Gaming SAC or Kubuk Investment SAC totally or partially distributes its profits (utilidades), an additional rate of 4.1% will be imposed on the distributed amount, provided that the company actually distributes its profits (utilidades) in cash or in kind.

COMPETITION

     The gaming industry, including the development, operation and management of casinos, racetracks and other types of gaming facilities, is highly competitive, especially given the rapid rate at which the industry is expanding. For example, we compete with a number of gaming facilities of varying quality and size, including gaming facilities that are more established and have more resources, along with other forms of gaming and entertainment. Many competitors have available to them substantially greater financial and personnel resources than us. Competition in the future may also be affected by overbuilding which can adversely affect patronage levels. Given the current regulatory climate and limited number of new gaming opportunities, it is likely that competition in our industry will intensify in the future.

     We compete with six local casinos -- Casino Golden Palace, Casino La Hacienda, Casino Majestic, Casino Sheraton, Casino Los Delfines, Casino Miraflores. Bruce Casino is the second largest casino, and the only one with 100% ownership to the hotel and restaurants and other related installations.

MARKETING

     Latin America is the home to over 525 million people and is growing at an average of 1.42% per year. Latin America is also becoming a key potential tourism destination for business and leisure travelers, which is benefiting its local growing gaming markets. Latin America's travel and tourism industry was expected to generate 2.6 per cent of GDP and experience a total 2.6 per cent real growth in 2003, and 5.4 per cent in 2004. The entire Latin American gaming industry is estimated to have an effective gambling turnover exceeding $40 billion. We will attempt to attract tourists to Latin America through a campaign in cooperation with the Ministry of External Commerce and Tourism.

     We estimate that land-based casinos constitute a more than $2.5 billion per year industry in Peru. We believe that there are over 50,000 gaming machines and 180 gaming tables in Peru.

     The Bruce Hotel and Casino attracts customers to its casino by designing and implementing marketing and promotional programs for local residents, tourists and visitors. We place significant emphasis on attracting local residents and seek to maintain a strong local identity by engaging in promotion, primarily by direct mailing and posting flyers. Our casino and restaurants attract local residents in Lima, Peru, and we believe a significant amount of our historical gaming revenue was derived from local residents.

     Approximately 70% of our hotel guests were visitors from the People's Republic of China in 2005. We targeted tourist from the People's Republic of China through marketing programs, including special rate programs for travel agents and promoters. With a population of 1.3 billion people, China boasts some 20 million people with million-dollar fortunes and 100 million wealthy citizens with money to travel, according to Argentina's trade group Feghra. The number of Chinese tourists could rise to 100 million in 2020, according to the World Tourism Organization.

     In the year 2002 all Chinese citizens with a government issued work passport could fly to the Republic of Peru without any additional Visa requirements. This ease of travel prompted a tremendous number of visitors to the Republic of Peru from the People's Republic of China and provided a high level of occupancy and high casino gaming revenues for the Bruce Hotel and Casino.

     In 2003 the government of the People's Republic of China ceased issuing work passports to its citizens and in doing so made it a requirement to secure a visa to travel to the Republic of Peru. The visa requirement significantly curtailed the number of travelers from the People's Republic of China to the Republic of Peru and the financial results of the Bruce Hotel and Casino suffered from reduced hotel occupancy and reduced casino gaming revenues.

     In November 2004, China included Peru on its Approved Destination Status list. This means that Chinese are able to travel more easily as part of organized group and that Peruvian travel agents can advertise and promote tourism inside China. We anticipate that the number of Chinese citizens visiting the Bruce Hotel and Casino will increase as Chinese citizens take advantage of the easing of travel restrictions to the Republic of Peru.

EMPLOYEES AND LABOR RELATIONS

     As of March 31, 2006, we had 48 full time employees. Prior to temporary closure of the casino for renovation, the Bruce Hotel and Casino employed approximately 170 full time employees. We anticipate that we hire additional employees and that our work force will increase to historical levels once our casino. slot room and restaurants are reopened in the last half of 2006, assuming adequate financing is available.

     None of the Bruce Hotel and Casino employees are members of a union. We are not a party to any collective bargaining agreement. We are subject to certain federal and local safety and health, employment and environmental laws, regulations and ordinances that apply to non-gaming businesses generally. Individual workers choose one of two alternative social security and pension plans. Under both, the employer pays 9% of the worker's monthly wage for social security (health benefits). We have not made, and do not anticipate making, material expenditures with respect to such regulations.

     We believe that the Bruce Hotel and Casino has good relationships with its employees.

REPUBLIC OF PERU

GOVERNMENT

     The Toledo administration has continued to suffer political setbacks. In response to this, on February 25, 2005, President Toledo announced a change in the composition of the cabinet. Carlos Gamarra was replaced by Eduardo Salhuana as Justice Minister; Javier Neves was replaced by Juan Sheput as Labour Minister; Alfonso Velasquez was replaced by David Lemor as Production Minister; and Alvaro Quijandria was replaced by Manuel Manrique as Agriculture Minister.

THE ECONOMY

     Peru's gross domestic product, or GDP, grew by 4.8% during 2004, compared to 4.0% in 2003. All sectors experienced positive growth rates with the exception of agriculture, which was negatively affected by a severe drought in the northern coast of Peru that mainly affected rice and sugar cane production.

     Fishing grew by 30.5% in 2004, recovering from the decrease in 2003 of 12.5%, while non-primary manufacturing grew by 7.2%, followed by 4.8% in wholesale and retail trade, 4.7% in construction and other services and 4.6% in electricity and water.

     In April 2005, GDP increased by 6.4%, as compared to the GDP in April 2004, which grew 3.4% as compared to the GDP in April 2003. This rise in GDP growth was largely a result of growth in the non-primary sector, mainly the non-primary manufacturing and construction sectors, which increased 9.3% and 10.6%, respectively, between May 2004 and April 2005.

     According to preliminary figures, during the first quarter of 2005, Peru's GDP expanded by 5.4%, as compared to 4.8% in the first quarter of 2004, following an increase of 6.6% during the fourth quarter of 2004. Growth in the first quarter of 2005 continued to be driven by the external sector as real exports grew by 19.9%, and domestic demand, which grew by 4.4%, also had an increasingly important role. Exports continued to grow for both traditional and non-traditional products.

     Traditional exports that increased included zinc, copper, molybdenum, fishmeal and coffee, offsetting reduced exports of gold. Non-traditional exports grew 25%, led by textiles, especially knitted garments for the United States market, chemicals, agriculture and livestock and fish products.

     Private investment has been growing since the third quarter of 2002 due to a stable macroeconomic environment, allowing firms to enlarge production capacity to respond to increasing levels of domestic consumption. During the first quarter of 2005, private investment grew by 7.7% and private consumption increased by 4.0% as compared to an increase of 3.1% in the same period in 2004, national income grew 6.8% and employment grew 3.9%.

     CURRENCY

     In September 1991, the Nuevo Sol replaced the inti as the official currency of Peru. In February 1985, the inti had replaced the original Sol. Between 1978 and 1985, the Sol was gradually devalued through a crawling-peg system of mini-devaluations. Multiple exchange rates were utilized in the late 1980s in an attempt to favor manufacturing exports but were abandoned in 1990 in favor of a single-rate system.

     The following table shows the nuevo sol/U.S. dollar exchange rate for the dates and periods indicated.

                                Exchange Rates(1)
                                  (S/. per US$)

                                         End of Period               Average

         2001                               3.44                       3.45
         2002                               3.51                       3.52
         2003                               3.46                       3.48
         2004                               3.29                       3.41
         2005                               3.43                       3.31
        -------------------
         (1)  Official rates offered by banks

         Source: Peru Central Bank.

     The Central Bank of Peru has a history of adopting a policy of non-intervention in the exchange rate market. However, since 2003, the Central Bank has conducted regular interventions in the foreign exchange market in order to reduce volatility in the value of Peru's currency against the U.S. dollar and to meet the demand for Nuevos Soles caused by pension funds and commercial banks restructuring their portfolio to include more assets denominated in Nuevos Soles as compared to foreign currency. The reduced volatility has enabled the Central Bank to increase its international reserves.

     INFLATION

     Peru historically has experienced very substantial, and in some periods extremely high and variable, rates of inflation. Annual inflation, as measured by consumer price index (CPI), averaged 29.2% during the 1970s, accelerated in the 1980s and reached 7,500% in 1990. The economic and monetary program that the government implemented during the early 1990s achieved a drastic reduction in inflation. CPI during 2003 demonstrated relative stability, with an average inflation rate of 2.3%, as compared to 0.2% for 2002 and 2.0% for 2001. This record has served to foster confidence in the stability of the Peruvian currency.

     The consumer price index increased 3.5% during 2004. This rise in prices reflected supply shocks, including significant increases in the international prices of petroleum, wheat and soya oil as well as in the prices of some domestic foodstuffs such as rice and sugar, caused by the drought in the northern coast of Peru and restrictions of imports; these factors together account for 2.5 percentage points of annual inflation. These factors were partially attenuated by an appreciation of Peru's currency. In the period from January to May 2005, the annual inflation rate was 1.79%, lower than the inflation rate for the same period in the previous year (3.18%).

RISK FACTORS AND UNCERTAINTIES

     Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

     Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

ALL OF OUR REVENUES AND INCOME ARE EXPECTED TO BE DERIVED FROM THE BRUCE HOTEL AND CASINO.

     We anticipate that all of our revenue and income, if any, will be derived from the operations of the Bruce Hotel and Casino. We have no other source of operating revenue. We had revenue of $4,507,552 and $10,694,694, respectively, for the years ended December 31, 2005 and 2004, and net income of $581,383 and $4,595,393, respectively, for the years ended December 31, 2005 and 2004. We anticipate that results of operations at the Bruce Hotel and Casino will be lower than historical periods because the gaming casino has been closed for remodeling since February 2005 and the slot room and restaurants were closed for renovation in November 2005. During the year ended December 31, 2004, gaming revenues accounted for approximately 82% of our operating revenue, restaurant revenue accounted for approximately 5% of our operating revenue and hotel/hospitality accounted for approximately 9% of our operating revenue.

     Our casino, slot room and restaurants are not expected to reopen until the last half of 2006, assuming adequate financing is available. Consequently, our revenue is expected to be approximately 10% of historical levels until the renovations are completed and our casino, slot room and restaurants are reopened. We may incur losses in 2006 as a result of these closures.


WE ANTICIPATE THAT WE WILL NEED TO RAISE APPROXIMATELY $5 MILLION TO COMPLETE THE RENOVATION OF THE BRUCE HOTEL AND CASINO AND THE OPENING OF OUR CASINO, SLOT ROOM AND RESTAURANT MAY BE DELAYED IF WE ARE UNABLE TO RAISE THE FINANCING IN A TIMELY MANNER.

     We intend to finance our current and future expansion and renovation projects primarily with cash flow from operations and equity or debt financings. We anticipate that we will need to raise $5 million to complete the renovation of the Bruce Hotel and Casino. Our failure to raise capital as needed may delay our efforts to complete the renovation and opening of our casino, gaming room and restaurant during the second half of 2006. We currently intend to raise the required capital through debt or equity financing. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects or capital expenditures; selling assets; mortgaging our real property; selling and leasing back the property or entering into joint venture partnership arrangements. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.


WE INTEND TO MAKE SUBSTANTIAL INVESTMENTS IN RENOVATING, EXPANDING AND IMPROVING THE BRUCE HOTEL AND CASINO, AND OUR ABILITY TO BENEFIT FROM OUR INVESTMENTS ARE SUBJECT TO RISKS.

     The gaming casino in the Bruce Hotel and Casino has been closed since February 2005 for remodeling and renovation, and our slot room and restaurants were closed in November 2005 for renovation, as part of the first stage of our renovation project. Our ability to generate sufficient revenue to earn a profit is dependent on our ability to raise the necessary funds to complete the renovation and to open our casino. We are in the process of seeking capital to complete the renovation, but have no firm commitments at this time.

     Our ability to benefit from our investments will depend on many factors, including:

     o    our ability to successfully complete the renovations;

     o    our ability to successfully integrate the expanded operations;

     o    our ability to attract and retain competent management and employees;

     o    our ability to secure licenses, permits and approvals; and

     o    the availability of adequate financing on acceptable terms.

     Many of these factors are beyond our control. Therefore, we cannot be sure that we will be able to recover our investments in the expansion, renovation and modernization of the Bruce Hotel and Casino.


WE MAY EXPERIENCE CONSTRUCTION DELAYS DURING OUR EXPANSION PROJECT WHICH MAY LEAD TO ADDITIONAL COSTS AND DELAY THE REOPENING OF OUR CASINO AND SLOT ROOM.

     We are currently engaged in a substantial renovation project to improve our gaming casino, slot room and restaurants. We also are evaluating other expansion opportunities at the Bruce Hotel and Casino. The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors.

     Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations.


WE ARE SUBJECT TO EXTENSIVE REGULATION FROM GAMING AUTHORITIES THAT COULD ADVERSELY AFFECT US.

     As owners and operators of gaming facilities, we are subject to extensive regulation. The National Bureau of Tourism of the Department of Foreign Trade and Tourism, the gaming authority, requires us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. The Tourism Board may limit, condition, suspend or revoke a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. We may also be deemed responsible for the acts and conduct of our employees. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved. The suspension or revocation of any of our licenses or the levy on us or our subsidiaries of a substantial fine would have a material adverse effect on our business.

     To date, the Bruce Hotel and Casino has demonstrated suitability to obtain and has obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming facilities. However, like all gaming operators, we must periodically apply to renew our gaming license. We cannot assure you that we will be able to obtain such renewals. In addition, if we expand our gaming operations as planned to increase the number of tables and slot machines, we will have to meet suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming and non-gaming authorities. Accordingly, the regulation and timing of installation and operation of gaming tables and machines may be delayed or restricted.


POTENTIAL CHANGES IN GAMING REGULATORY ENVIRONMENT COULD AFFECT OUR ABILITY TO OPERATE THE BRUCE HOTEL AND CASINO AND AFFECT OUR PROFITABILITY.

     The gaming industry can be controversial and from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations. In addition, from time to time, certain anti-gaming groups may propose referenda that, if adopted, would limit our ability to continue to operate in those jurisdictions in which such referenda are adopted. Any expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results.


WE ARE SUBJECT TO THE POSSIBILITY OF AN INCREASE IN GAMING TAXES, WHICH WOULD INCREASE OUR COSTS.

     The Bruce Hotel and Casino is subject to regulatory, legal, tax or ancillary government oversight of the Federal Republic of Peru. Changes in tax regulations or increases in gaming taxes could affect our profitability. We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations.


WE ARE SUBJECT TO NON-GAMING REGULATION THAT COULD ADVERSELY AFFECT OUR HOSPITALITY BUSINESS.

     We are subject to a variety of other local rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. We must maintain a hotel license to operate our hotel and a liquor license to serve alcoholic beverages. The loss of these licenses would have a material adverse impact on our revenues and may hinder our ability to compete with gaming establishments with liquor licenses. Penalties can be imposed against us if we fail to comply with these regulations. The imposition of a substantial penalty or the loss of service of a gaming facility for a significant period of time would have a material adverse affect on our business.


IF OUR KEY PERSONNEL LEAVE US, OUR BUSINESS WILL BE SIGNIFICANTLY ADVERSELY AFFECTED.

     Our continued success will depend, among other things, on the efforts and skills of a few key executive officers, including Tom Liu, our President, who has been involved with managing the Bruce Hotel and Casino since 1998, and the experience of our property managers. We also depend on qualified employees in operating the Bruce Hotel and Casino. We must be able to attract and retain highly qualified personnel with gaming industry experience and qualifications to retain our licenses and maintain the quality of our services. We do not maintain "key man" life insurance for Mr. Lui or any of our employees. We believe a shortage of skilled labor in the gaming industry may make it increasingly difficult and expensive to attract and retain qualified employees. We expect that increased competition in the gaming industry will intensify this problem.

ENERGY AND FUEL PRICE INCREASES MAY ADVERSELY AFFECT OUR COSTS OF OPERATIONS AND OUR REVENUES

     Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, substantial increases in the cost of electricity in Peru will negatively affect our results of operations. In addition, energy and fuel price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties, which would negatively impact our revenues. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material.


FUTURE CHANGES IN VISA AND TOURISM POLICIES OF THE REPUBLIC OF PERU MAY ADVERSELY AFFECT OUR RESULTS OF HOTEL OPERATIONS.

     The Republic of Peru does not require entry visa for visitors from most countries in the world as a policy to promote tourism in Peru. If the visa and tourism policies are tightened in the future, we may lose hotels guests traveling to Lima from other countries.


OUR RESULTS OF OPERATIONS ARE SUBJECT TO FOREIGN CURRENCY EXCHANGE FLUCTUATIONS BETWEEN THE U.S. DOLLAR AND NUEVO SOL, THE CURRENCY OF PERU.

     Our functional currency is the U.S. dollar. All of our expected revenue and expenses from the operation of the Bruce Hotel and Casino are expected to be in nuevo sol, the currency of Peru. Recently, the value of the U.S. dollar has declined compared to nuevo sol, and we expect that the exchange rate will fluctuate in the future. As a result, we may experience losses or declines in our gross profit margins as a result of fluctuations in the foreign currency exchange rates. At the present time, we do not hedge our foreign currency exchange risks.


RISKS RELATED TO PERU

     Our ownership of Peruvian companies and operation involves certain considerations not typically associated with ownership of U.S. companies, including those discussed below, and therefore should be considered more speculative than investments in the U.S.


POLITICAL AND ECONOMIC SITUATION HAS HISTORICALLY BEEN UNSTABLE.

     During the past several decades, Peru has had a history of political instability that included military coups and different governmental regimes with changing policies. Past governments have frequently played an interventionist role in the nation's economy and social structure. Among other things, past governments have imposed controls on prices, exchange rates, local and foreign investment and international trade, have restricted the ability of companies to dismiss employees and have expropriated private sector assets.

     Following  the  resignation  of  the  former  president,  Alberto  Fujimori
(1990-2000),  after  revelations  of  corruption,  the  president  of  Congress,
Valentin Paniagua, became interim president in November 2000. In 2001 Mr. Paniagua oversaw free and fair presidential and congressional elections, and transferred power to the newly elected president, Alejandro Toledo of "Peru Posible," on July 28, 2005. Since 2001, under President Toledo, Peru has pursued an ambitious program to re-establish democracy, following a decade of increasingly authoritarian rule and rampant corruption under the former Fujimori government, and is promoting a market-based economy that will benefit all citizens. Toledo is also devolving more power to the provinces. A weak congressional position and extremely low levels of popularity since 2002 have ensured that Mr. Toledo's position as president has been fragile throughout, and his leadership of government ineffectual at times.

     Inflation as measured by the Lima consumer price index has decreased from 7,650% in 1990 to 39.5% in 1993 to 1.79% in the period from January to May 2005, which is lower than the inflation rate for the same period in the previous year (3.18%). Peru's gross domestic product, or GDP, grew by 4.8% during 2004, compared to 4.0% in 2003. In April 2005, GDP increased by 6.4%, as compared to the GDP in April 2004, which grew 3.4% as compared to the GDP in April 2003. This rise in GDP growth was largely a result of growth in the non-primary sector, mainly the non-primary manufacturing and construction sectors, which increased 9.3% and 10.6%, respectively, between May 2004 and April 2005.

     Notwithstanding the progress achieved in restructuring Peru's political institutions and revitalizing the economy, there can be no assurance that President Toledo's government, or any successor government, can sustain the progress achieved. In addition, it is possible that Toledo's support could be eroded as a result of certain effects of current programs. For example, privatizations may result in layoffs due to the reduction in the work force of privatized companies. As in the case of all foreign investments, our investments in Peru could in the future be adversely affected by increases in taxes or by political, economic or diplomatic developments.


OUR BUSINESS AND THE TOURISM INDUSTRY MAY BE SUBJECT TO TERRORISM AND OTHER THREATS.

     Peru experienced significant terrorist activity in the 1980s and early 1990s, during which period anti-government groups escalated their acts of violence against the government, the private sector and Peruvian residents. The Company's operations have not been directly affected by the terrorist activity.

     There has been substantial progress in suppressing terrorist activity since 1990, in part as a result of the arrest of the leaders and approximately 2,000 members of the two principal terrorist groups. Notwithstanding the success achieved during Fujimori's regime, Peru during President Toledo's rule has been swamped with a wave of social protests coupled with an increase in domestic guerilla terrorism activities. In June 2003, President Toledo was forced to declare a state of emergency to handle these issues. We cannot be certain that the progress achieved in combating terrorist activity can be sustained.


CURRENCY FLUCTUATIONS MAY HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

     Changes in the value of the Nuevo Sol against the U.S. dollar will result in corresponding changes in the U.S. dollar value of our assets denominated in Nuevos Soles and will change the U.S. dollar value of income and gains derived in Nuevos Soles. Our income in Peru is denominated in both Nuevo Soles and US dollars. The expenses and other charges incurred in the company's daily business are denominated in Nuevo Soles, and the computation of income will be made on the date of our receipt at the currency exchange rate in effect on that date. It is possible that the value of the Nuevo Sol could fall relative to the U.S. dollar between receipt of income and our distributions or date of accounting. In addition, assuming new proceeds are raised from future offerings, if the value of the Nuevo Sol falls relative to the U.S. dollar between the time we incur expenses in U.S. dollars (i.e., contracting for capital improvements or purchase of equipment) and the time expenses are paid, the amount of Nuevos Soles required to be converted into U.S. dollars in order to pay expenses will be greater than the equivalent amount in Nuevos Soles of such expenses at the time they were incurred.


PERU HAS BEEN SUBJECT TO HIGH LEVELS OF INFLATION IN THE PAST

     Since we operate our primary business in Peru, we may be adversely affected by high inflation levels. Peru historically has experienced very substantial, and in some periods extremely high and variable, rates of inflation. See, "Inflation." Inflation and rapid changes in inflation rates have had and may continue to have significant effects both on the Peruvian economy and on the Peruvian securities and foreign exchange markets. We cannot assure investors that the government's economic and monetary reform measures will be any more successful than previous programs in reducing inflation in the long term.


EXCHANGE CONTROLS IMPLEMENTED BY PERU MAY AFFECT OUR ABILITY TO EXCHANGE NUEVOS SOLES FOR U.S. DOLLARS

     Prior to 1991, Peru exercised control over the foreign exchange markets by imposing multiple exchange rates and placing restrictions on the possession and use of foreign currencies. In 1991, the Fujimori administration eliminated all foreign exchange controls and the exchange rates were unified. Currently, foreign exchange rates are determined by market conditions, with regular operations by the Central Bank in the foreign exchange market in order to reduce volatility in the value of Peru's currency against the U.S. dollar. There can be no guarantee, however, that limits on our ability to remit profits will not be imposed in the future. Furthermore, if Peru were to reinstitute exchange control and if we were to issue promissory notes to raise or borrow funds, our ability to service debt could be adversely affected. We cannot be certain that the Peruvian government will continue its current policy of permitting currency transfers and conversions without restriction.


AVAILABILITY OF INFORMATION ON OUR COMPETITORS IN PERU

     Although Peruvian generally accepted accounting, auditing and financial reporting standards and practices are similar in some respects to those employed in the United States, they are not equivalent and differ significantly in certain fundamental areas, most notably the treatment of inflation accounting. Moreover, equity research and public information on businesses and individuals is not as common in Peru as it is in the United States. As a consequence, fewer research reports are available on Peruvian hospitality and gaming operations than on similar U.S. operations.


ENFORCEABILITY OF JUDGMENTS UNDER PERUVIAN LAW MAY BE DIFFICULT

     Substantially all of our assets are located in Peru and are held by the subsidiaries in Peru. In the event that investors were to obtain a judgment in the United States against us, Kubuk International Inc., Kubuk Investment SAC or Kubuk Gaming SAC and seek to enforce such judgment in Peru, the investor's ability to enforce the judgment in Peru would be subject to Peruvian laws regarding enforcement of foreign judgments. In general, Peruvian law provides that a judgment of a competent court outside of Peru would be recognized and could be enforced against the assets of the debtor in Peru, subject to the following statutory limitations set forth in the Peruvian civil code: (i) the judgment must not resolve matters for which exclusive jurisdiction of Peruvian courts applies (e.g., disputes relating to real estate located in Peru); (ii) the competence of the foreign court which issued the judgment must be recognized by Peruvian conflict of laws rules; (iii) the party against whom the judgment was obtained must have been properly served in connection with the foreign proceedings; (iv) the judgment of the foreign court must be a final judgment, not subject to any further appeal; (v) no pending proceedings may exist in Peru among the same parties and on the same subject; (vi) the judgment by the foreign court cannot be in violation of public policy; and (vii) the foreign court must grant reciprocal treatment to judgments issued by Peruvian courts. Moreover, there can be no assurance that a judgment rendered against us in the United States in a bankruptcy-related action would be enforceable against the assets of our subsidiaries in Peru or that a Peruvian court would not assert jurisdiction in a bankruptcy proceeding.


RISKS RELATED TO SECURITIES

NEW LEGISLATION, INCLUDING THE SARBANES-OXLEY ACT OF 2002, MAY MAKE IT DIFFICULT FOR US TO RETAIN OR ATTRACT OFFICERS AND DIRECTORS.

     We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies. Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the Securities and Exchange Commission that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.


WHILE WE BELIEVE WE HAVE ADEQUATE INTERNAL CONTROL OVER FINANCIAL REPORTING, WE ARE REQUIRED TO EVALUATE OUR INTERNAL CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. ANY ADVERSE RESULTS FROM SUCH EVALUATION COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR SHARES OF COMMON STOCK.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we will be required to furnish a report by management on our internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report must also contain a statement that our auditors have issued an attestation report on our management's assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management's assessment of the effectiveness of internal control over financial reporting under Section 404.

     While we believe our internal control over financial reporting is effective, we are still compiling the system and processing documentation and performing the evaluation needed to comply with Section 404, which is both costly and challenging. We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

     Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.


THERE IS ONLY A LIMITED TRADING MARKET FOR OUR SECURITIES.

     Our common stock is quoted for trading on the National Association of Securities Dealers over-the-counter bulletin board, and there is currently only a limited trading market for our common stock. There can be no assurance that an active market will develop or be sustained. The lack of an active public market for our common stock could have a material adverse effect on the price and liquidity of the common shares.


OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN APPROXIMATELY 43.00% OF OUR ISSUED AND OUTSTANDING COMMON STOCK, WHICH MAY LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

     As of March 31, 2006, Tom Liu, our Chief Executive Officer, beneficially owned 6,463,991 shares of our common stock (approximately 29.63%); David Liu, Tom Liu's father, beneficially owned 4,322,018 shares of our common stock (approximately 19.81%); Guo Xiu Yan, Tom Liu's mother, owned 1,620,077 shares of our common stock (approximately 7.43%); and our other officers and directors, collectively, as a group, beneficially owned 2,914,949 shares of our common stock (approximately 13.36%). These shareholders could control the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations, or the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these shareholders may conflict with the interests of our other shareholders.

     Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.


BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR COMMON SHARES BECAUSE THEY ARE CONSIDERED A PENNY STOCK AND ARE SUBJECT TO THE PENNY STOCK RULES.

     Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a "penny stock." Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are considered penny stock. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

     A broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or

$300,000 together with his or her spouse), must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the United States Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

     Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company's operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like AMEX. Accordingly, you may have difficulty reselling any of the stock you purchase.


IN THE EVENT THAT YOUR INVESTMENT IN OUR SHARES IS FOR THE PURPOSE OF DERIVING DIVIDEND INCOME OR IN EXPECTATION OF AN INCREASE IN MARKET PRICE OF OUR SHARES FROM THE DECLARATION AND PAYMENT OF DIVIDENDS, YOUR INVESTMENT WILL BE COMPROMISED BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS.

     We currently intend to retain our cash for the continued development of our business. We do not intend to pay cash dividends on our common stock in the foreseeable future. As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.

ITEM 2. DESCRIPTION OF PROPERTIES

     Kubuk Investment SAC, our wholly-owned subsidiary, owns all of the real property used in the operation of the Bruce Hotel and Casino. The real property consists of two parcels:

     300 square meter parcel: Edificio Bolognesi 171, according to the Public Record in presence of the Notary Public, Oscar Leyton Zarate, dated November 26, 1996, registered in File number 1646871 (Ficha numero 164871, Asiento 1-c) of the Public Buildings Registry of Lima.

     900 square meter parcel: Edificio Bolognesi 191, according to the Public Record in the presence of Notary Public, Fidel D'jalma Torres Zevallos, dated August 7, 1996, registered in File numbers 1119538 to 1119540; 1119553 to 1119563;1119546 to 1119552; 1119882, 1119542, 1119564 to
     1119566,  1119595  to 111602,  1119591 to  1119594;  1119543,  1119544  and
     1119603 of the Public Buildings Registry of Lima.

     The Bruce Hotel and Casino is housed in two buildings: one seven-story building with approximately 1950 square meters and one fourteen-story building with approximately 7,250 square meters that are physically connected and have been configured for use as a hotel, casino and office space. The property also includes a parking garage for 20 cars. There is plenty of off-street parking.

     Kubuk owns all of the fixtures, improvements, systems, furniture, gaming machines and gaming tables and the other contents currently used in the business of the Bruce Hotel and Casino.

     We do not own any real property for investment purposes.

ITEM 3. LEGAL PROCEEDINGS

     Neither we nor any of our property are currently subject to any material legal proceedings or other regulatory proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of our shareholders during the year ended December 31, 2005.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) of the National Association of Securities Dealers, Inc. under the symbol "CRVH." The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information. The OTC Bulletin Board is not considered a "national exchange."

     Quotation of our common stock on the OTCBB began March 16, 2005. The market for shares in our common stock is limited because only a small number of our outstanding shares are available for trading in the public market. Our trading price has ranged from $0.05 to $3.25 from March 16, 2005 through March 30, 2005.

     The high and low bid quotations of our common stock on the OTC Bulletin Board as reported by the NASD were as follows:

Period                                       Low          High        Volume
------                                       ---          ----        ------
2005

March 16, 2005 through June 30              $0.125        $1.00      1,249,000
Third Quarter                               $ 1.00        $2.75       456,092
Fourth Quarter                              $ 2.25        $2.50       652,000

     The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     As of March 28, 2006, the last sale price for our common stock was $2.45 per share as quoted by the NASD OTCBB.

     As of March 28, 2006, we had 21,815,667 shares of common stock issued and outstanding, held by 67 registered shareholders.

DIVIDENDS

     Prior to the share exchange with Kubuk International, Inc., Kubuk declared and paid dividends of $0.06 and $0.27 per share during 2005 and 2006, respectively. Chilco River Holdings Inc. has never declared or paid any cash dividend.

RECENT SALES OF UNREGISTERED SECURITIES

     Since our inception we have offered and sold the following securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended.

     We did not issue any unregistered equity securities during the year ended December 31, 2004.

     During the fiscal year ended December 31, 2005, we issued unregistered equity securities the following transactions:

     On May 18, 2005, we issued 50,000 shares of common stock at $0.465 per share in a private transaction not involving a public offering to one non-U.S. person in an off-shore transaction pursuant to an exemption from registration available under Regulation S of the United States Securities Act of 1933, as amended.

     On July 11, 2005 at 5:00 p.m. (Eastern Standard Time)(Record Date), we effected a 2 for 1 forward stock split of our issued and outstanding shares of common stock, par value $0.001, by way of share dividend payable upon surrender of certificates pursuant to Section 78.215 of the Nevada General Registrant Law. The share dividend is payable upon surrender of the outstanding share certificates. Shareholders were required to surrender their existing share certificates representing shares of common stock issued before the Record Date by tendering the such share certificates to our transfer agent. Upon surrender of the outstanding share certificates representing the issued and outstanding shares of common stock held by shareholders on the Record Date, our transfer agent issued new share certificates giving effect to the share dividend so that each one share of common stock of Chilco issued and outstanding prior to the Record Date shall represent two post-split shares of our common stock. No sale requiring registration under the Securities Act of 1933, as amended, was made in connection with the stock dividend.

     On August 3, 2005, we completed the acquisition of Kubuk International Inc. in accordance with the terms of the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, we acquired all of the outstanding capital stock and other equity interests of Kubuk from the Kubuk Shareholders by issuing 19,250,000 shares of common stock, $0.001 par value, as consideration on the terms and subject to the conditions set forth in the Share Exchange Agreement. The shares of common stock were issued to Tom Liu, David Liu, Lee Kuen Cheung, Wai Yung Lau, Zheng Liu, Yizhi Zeng, Luisa Wong, Jack Xu, Yong Yang and Guoxiu Yan in a private transaction not involving a public offering pursuant to an exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

     On August 3, 2005, we issued 50,000 shares of common stock, $0.001 par value, to one non-U.S. person outside the United States. The shares were issued in satisfaction of certain bridge loans in the principal amount of $100,000 at a price of $2.00 per share. The shares were issued in an off-shore transaction pursuant to an exemption from registration available under Regulation S of the Securities Act of 1933, as amended.

     On January 20, 2006, we completed a private placement offering of 1,365,667 Units at $1.50 per Unit under the terms of a Unit Purchase Agreement. Each Unit consists of one share of common stock, and a Class A Warrant exercisable at $2.00 per share for one year from the date of Closing. Under the terms of the Unit Purchase Agreement, we are required to use $1 million from proceeds from the offering to renovate the casino floor of the Bruce Hotel and Casino and $1 million for marketing and business development. The private placement was made to non-U.S. persons in off-shore transactions in reliance upon the exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended, and one accredited investor in the United States pursuant to an exemption from registration available under Rule 506 of Regulation D.

     On December 29, 2005, we issued 1,000,000 shares of common stock to Clear Channel Inc. under the terms of a Consulting Agreement. Clear Channel is a non-U.S. person and the shares were issued in an off-shore transactions in reliance upon the exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended. No general solicitation or directed selling efforts took place during the offer and sale of the securities.

     Effective on December 29, 2005, we entered into a Consulting Agreement with Clear Channel Inc. under which we retained Clear Channel to provide us with strategic marketing and business planning consulting services and to assist us in developing corporate governance policies, recruiting qualified officers and director candidates and developing a corporate finance strategy. We paid Clear Channel a consulting fee of one million (1,000,000) shares of our common stock. The Consulting Agreement was for an initial term of one year, which was subsequently extended to three years. Clear Channel is a non-U.S. person and the offer and sale was made in a private placement in reliance upon Section 4(2) of the Securities Act. We filed a Registration Statement on Form SB-2 to register the resale of the shares of common stock on February 17, 2006. The fair value of the one million shares issued to Clear Channel is determined as roughly $1,300,000 and will be expensed as consulting fees over the next three years starting January 2006.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATES

     There were no purchases of our equity securities by us or any of our affiliates during the year ended December 31, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA

     Following the share exchange transaction on July 15, 2005, Kubuk International, Inc. became a wholly-owned subsidiary of Chilco River Holdings, Inc. Prior to the share exchange, we had no substantial assets and only nominal operations. Accordingly, the transaction is treated as a reverse acquisition of Chilco River Holdings, Inc. and has been accounted for as a recapitalization rather than a business combination. The historical financial statements of Kubuk International, Inc. and its predecessor Bruce Grupo Diversion S.A.C. are deemed to be the historical statements of Chilco River Holdings, Inc.

     The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.

                                  CHILCO RIVER HOLDINGS, INC.
                                           YEAR ENDED
INCOME STATEMENT DATA                     DECEMBER 31
                                     2005              2004

Revenue                         $   4,507,552     $  10,694,694
Operating Expenses              $   3,271,382     $   4,221,246
Net Income (Loss)               $     581,383     $   4,595,393
Income (Loss) per Common
share*                          $        0.03     $        0.24
Weighted Average Number
of Common Shares Outstanding       20,252,611        19,250,000

BALANCE SHEET DATA:                                AT DECEMBER 31, 2005

Working Capital (Deficiency)                          $     1,515,351
Total Assets                                          $    18,069,490
Retained Earnings                                     $      (279,446)
Shareholders' Equity                                  $    17,742,641

*    Basic and diluted.

     Due to the Share Exchange Agreement and the significance of the Company's operations, the "development stage" status of Chilco is no longer in effect. The development stage disclosures are no longer required in the Company's current status. Historical results of operations for Chilco River Holdings, Inc. may differ materially from future results.

MANAGEMENT'S DISCUSSION AND ANALYSIS

     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report.

     This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

EXPLANATORY NOTE ON FINANCIAL STATEMENTS

     The  audited  consolidated   financial  statements  and  interim  unaudited
financial statements included in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

     Following the Share Exchange, Kubuk International, Inc. became a wholly-owned subsidiary of Chilco. Prior to the Share Exchange, Chilco had no substantial assets and only nominal operations. Accordingly, the transaction is treated as a reverse acquisition of Chilco and has been accounted for as a recapitalization rather than a business combination. The historical financial statements of Kubuk International, Inc. and its predecessor Bruce Grupo Diversion S.A.C. are deemed to be the historical statements of the Chilco River Holdings, Inc.

     Due to the effect of the Share Exchange Agreement and the significance of our operations, the "development stage" status of Chilco is no longer in effect. With our current status, the development stage disclosures are no longer required. Historical results of operations for our company may differ materially from future results.

PLAN OF OPERATION

     We intend to continue the operations of the Bruce Hotel over the next twelve months and reopen the Bruce Casino in the last half of 2006, assuming adequate financing is available. The Bruce Hotel and Casino is located at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Bruce Hotel and Casino is a "destination" hotel and casino location for visitors traveling to the Republic of Peru. Prior to year 2005, it catered specifically to visitors from the People's Republic of China.

     The Bruce Hotel and Casino is a full-service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel encompasses several dining facilities and a full-featured gambling casino with traditional gaming tables and slot machines. Except for the hotel, all of the gaming, slot machine and restaurant facilities are closed for renovation. According to our renovation plan, the new Bruce Casino will feature 300 new slot machines in the slot room in the ground floor, and a second floor with new gaming tables and roulettes. In addition to the restaurant which serves Chinese and western cuisines, we will also operate a new lounge/discoteque. The renovation plan also includes replacement of certain hotel furniture and appliances. Our plan is to target more traveling business executives from all over the world after the renovation. The renovation for the Casino and dining floors is currently underway and is expected to be completed in the last half of 2006, assuming adequate financing is available.

     Before the closure of the slot room for renovation, we operated 220 slot machines. We have started to lease these machines to other local slot machines parlors in Peru under various lease terms or profit-sharing agreements. Average net rental income from the lease of these slot machines range from $5 to $10 per machine per day. We believe the slot machine rental income should continue at least through the end of year 2007.

     Satisfaction of cash obligations for the next twelve months. We intend to use a combination of available cash and additional financing to meet obligations over the next twelve months, including the cost of renovation of the casino and restaurant at an estimated amount of $4,500,000. We intend to secure financing in the amount of $5,000,000 in one or more transactions as soon as practicable on terms acceptable to us. These financing transaction may involve collateralized borrowing, equity securities offerings, or a combination of both. We intend to use the proceeds from these transactions, if any, to expand, renovate and modernize the current facilities of the Bruce Hotel and Casino. As of January 31, 2006, we raised approximately $2,000,000, we have allocated $1,000,000 of the proceeds of the offering to renovate our casino floor and $1,000,000 toward marketing efforts to promote our business. We expect to fund the remaining cash requirement of the renovation and acquisition of new equipment through additional capital infusions, including the proceeds from the exercise of the Class A warrants, if any, and future offerings. We currently have no firm commitments with respect to additional financing, and cannot assure you that such financing will be available.

     Summary of any product research and development that we will perform for the term of the plan. We do not anticipate undertaking any product research and development during the next 12 months.

     Expected purchase or sale of plant and significant equipment. Prior to the completion of renovation and reopening of the gaming room, we will have to acquire additional gaming equipment and hotel furniture. Estimated costs of acquisition of these equipment and furniture are as follows:

         Slot machines                                        $2,750,000
         Other casino equipments                                $850,000
         Building improvement and furniture                     $300,000
         Restaurant and lounge                                  $300,000

     Significant changes in number of employees. We anticipate that we will hire approximately 50 to 70 employees prior to reopening our casino, slot room and restaurant in the second half of 2006, assuming adequate financing is available.


RESULTS OF OPERATIONS FOR THE YEARS AND THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004.

     We had revenues of $4,507,552 during the year ended December 31, 2005, compared to revenues of $10,694,694 during the same period in 2004. Overall revenues were down 57.8% in 2005 from the previous year The lower revenues during the year ended December 31, 2005 was a direct result of the closure of the casino floor of the Bruce Casino in February 2005 and the slot room in November 2005 for renovation. 2005 revenue from our casino, hotel, and restaurant represented 58%, 25%, and 11% of the total revenue for the year ended December 31, 2005. 2004 revenue from casino, hotel, and restaurant accounted for 82%, 9% and 5% of the total revenue for the year ended December 31, 2004. We operated at full capacity in 2004, when revenues from the casino and slot room accounted for over 82% of the annual revenue for the year. We expect our revenues to continue to decrease on a period-to-period basis until these areas of the Bruce Hotel and Casino are reopened for business. We began renovations to our casino floor, slot room and restaurants and expect to reopen these facilities in the last half of 2006, assuming adequate funding is available.

     Operating expenses for the years ending December 31, 2005 and 2004 were $3,271,382 and $4,221,246, respectively. Total operating expenses were down 22.5% in 2005 from the previous year. We reduced our staff by 66% after closing our casino, slot room and restaurants and reduced non-essential expenses. We expect operating expenses to be lower than in historical periods as a result of these reductions. Consequently, income from operations for the years end December 31, 2005 and 2004 were $1,236,170 and $6,473,448, respectively. Income from operation. as a percentage of revenue for the years ended December 31, 2005, and 2004 were 27.5% and 61%, respectively.. The lower income from operations during the year of 2005 compared to 2004 was a direct result of the closure of the casino floor of the Bruce Hotel and Casino in February 2005 and the slot room in November 2005 for renovation. We expect our revenues and income to decrease on a period-to-period basis until the casino floor, slot room and restaurant of the Bruce Hotel and Casino are reopened for business, and we anticipate we may incur losses during the first half of 2006.

     Net income, after other income and expenses, was $581,383 and $4,595,393 for the year ended December 31, 2005 and 2004, respectively. Our provisions for income taxes were $448,048 and $2,225,147 for the years ended December 31, 2005 and 2004, respectively.

     We had a gain on foreign currency translation of $176,172 during the year ended December 31, 2005, compared to a $518,944 gain during the same period in 2004.

     Our revenues during the periods after the closure of the casino floor in March 2005 were principally derived from hotel, restaurant and slot machine revenues. We do not anticipate that revenues will return to historical levels until the renovation of the casino floor is completed. We have several fixed costs related to operations, which resulted in higher operating expenses and lower operating revenue as a percentage of sales. We anticipate that expenses as a percentage of sales will remain at approximately the same level until the casino floor is fully operational. We are currently seeking to raise approximately $5 million in capital or loans to expand, renovate and modernize the current facilities of the Bruce Hotel and Casino. We have no firm commitments to raise such capital to complete such renovations and cannot assure you that such financing will be available on acceptable terms, if at all. During the temporarily closure of the gaming and restaurant operations, we will rely heavily on the revenue from the hotel operations of the Bruce Hotel and Casino's to fund our working capital requirements and certain costs related to the renovation. Prior to the closure of our gaming and restaurant operations, our hotel operations constituted approximately 10% of our revenues. The closure of our gaming and restaurant operations is expected to have a material impact on the results of operations. However, we anticipate that the renovation will improve historical revenues and profitability when complete.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the acquisition of the Bruce Hotel and Casino, our company, as a development company, relied upon outside funding to support our continued operations. After completing the acquisition, we believe we have sufficient cash flows from operations to fund our working capital requirements. However, we plan on completing a comprehensive renovation of the Bruce Hotel and Casino to improve our results of operations and will require additional capital or financing to complete the remodel of the casino and resume operations of the casino floor. We raised $2,000,000 as of January 31, 2006, and we are currently seeking to raise approximately $5 million in additional capital. We have no firm commitments for such financing and cannot assure you that such financing will be available on acceptable terms, if at all.

     As of December 31, 2005, we had no major indebtedness except for loans from a major shareholder David Liu and a California corporation solely owned by Mr. Liu. These loans were created as Mr. Liu made advance payments for our web design fees, legal and accounting expenses, travel expenses, and casino renovation costs during the year and are evidenced by loan agreements and promissory notes bearing zero interest. The unpaid loan balances owed to Mr. Liu and his California corporation as of December 31, 2005 were $97,289 and $96,742, respectively. We fully repaid these balances in January 2006.

     Cash flow from operations during the year ended December 31, 2005, was significantly lower than cash flow from operations in 2004. Our revenues during the periods after the closure of the casino floor in February 2005 were principally derived from hotel, restaurant and slot machine revenues. In November 2005, we closed our slot room and restaurant for renovation and reduced our staff levels and operating expenses significantly. During the temporarily closure of the gaming and restaurant operations, we will rely heavily on the revenue from the hotel operations of the Bruce Hotel and to fund our working capital requirements and certain costs related to the renovation. Prior to the closure of our gaming and restaurant operations, our hotel operations constituted approximately 10% of our revenues. We do not anticipate that revenues will return to historical levels until the renovation of the casino floor, slot room and restaurant is completed. We have several fixed costs related to operations, which resulted in higher operating expenses and lower operating revenue as a percentage of sales. We expect to reopen our casino floor, slot room and restaurants in the last half of 2006, assuming we raise sufficient capital to complete the renovations.

     As of December 31, 2005, we had current assets of $1,842,200, including cash and cash equivalents of $1,435,683, and current liabilities of $326,849. We had working capital of $1,515,351. We had no long-term debt. We believe that our cash flow from operation of the

Bruce Hotel and working capital will be sufficient to fund our cash requirements for daily operations of the Bruce Hotel in Peru, but not including the renovation costs or other corporate administrative expenses in the United States, for the next twelve months, assuming revenues from the Bruce Hotel remain consistent with historical levels. We plan to raise approximately $5 million to fund the renovation of our casino floor, slot room and restaurants.

OFF-BALANCE SHEET ARRANGEMENTS

     We had no off-balance sheet transactions.

MATERIAL EVENTS DURING THE QUARTER ENDED DECEMBER 31, 2005

     CANCELLATION OF 2,000,000 ESCROWED SHARES

     During the third quarter ended December 31, 2005, we issued a notice of default under the terms of the Escrow Agreement related to an aggregate of 2,000,000 shares of common stock placed into escrow in connection with the Share Exchange. Kubuk International, Inc. had obligations to Nefilim Associates, LLC, a Massachusetts limited liability company, T Morgan LLC, a Delaware limited liability company, and Sean Sullivan to issue capital stock of Kubuk or an entity acquired by or acquiring Kubuk upon satisfaction of certain conditions under the terms of Consulting Agreements dated May 9, 2005 with respect to Sean Sullivan, May 19, 2005 with respect to Nefilim Associates, LLC and June 1, 2005 with respect to T Morgan LLC. Under the terms of the Share Exchange, the shareholders of Kubuk agreed to place the shares into escrow to satisfy the obligations of Kubuk under the Consultant Agreements.

     We failed to raise a total of $5,000,000 in financing within thirty days of receiving the Kubuk audited financial statements, which resulted in a the release of the escrowed shares. The 2,000,000 shares were tendered to our company for cancellation and cancelled during the first quarter of 2006.

     UNIT PRIVATE PLACEMENT TO RAISE $2 MILLION

     On December 17, 2005, our Board of Directors authorized an initial direct private placement offering of Units at $1.50 per Unit to raise approximately $2,000,000 under the terms of a Unit Purchase Agreement. Each Unit consists of one share of common stock, and a Class A Warrant exercisable at $2.00 per share for one year from the date of Closing. Under the terms of the Unit Purchase Agreement, we are required to use $1 million from proceeds from the offering to renovate the casino floor of the Bruce Hotel and Casino and $1 million for marketing and business development. We also granted the investors registration rights and agreed to file a resale registration statement with the Securities and Exchange Commission within 60 days of the closing date of the private placement. If we failed to file the registration statement within 60 days, we agreed to pay the investors liquidated damages equal to 2% of the number of shares of common stock issued to the investor in the private placement for each month we are in default. We also agreed not to offer and sell shares of common stock or common stock equivalents for a period of 120 days following the effectiveness of the registration statement, except for certain specified transactions, including an offer and sale of up to 2,000,000 shares of common stock at $1.50 per share. The private placement was made to non-U.S. persons in off-shore transactions in reliance upon the exemption from registration available under Rule 903 of Regulation S of the Securities Act and one accredited investor in the United States pursuant to an exemption available under Section 4(2) of the Securities Act.

     We issued 1,365,667 Units to raise gross proceeds of $2,048,500. We filed a registration statement on Form SB-2 to register the resale of the shares issued in the private placement and the shares issuable upon exercise of the warrants.

     MARKETING AGREEMENT

     On December 29, 2005, we entered into a Marketing Services Agreement with Parker Communication Corporation, a Delaware corporation, under which we retained Parker to provide marketing services related to developing and implementing a marketing campaign. We agreed to pay Parker service fees of up to $765,000.

Parker will prepare marketing materials and direct mail marketing pieces and assist us in developing a marketing program to develop our business.

     As of December 31, 2005, we had no major indebtedness except for loans from a major shareholder David Liu and a California corporation solely owned by Mr. Liu. These loans were created as Mr. Liu made advance payments for our web design fees, legal and accounting expenses, travel expenses, and casino renovation costs during the year and are evidenced by loan agreements and promissory notes bearing zero interest. The unpaid loan balances owed to Mr. Liu and his California corporation as of December 31, 2005 were $97,289 and $96,742, respectively. We fully repaid these balances in January 2006.

INFLATION

     We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition. There has been no statutory inflation adjustment in Peru during 2005.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash, payables and notes payable because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

IMPAIRMENT OF LONG LIVED ASSETS

     Long lived assets held and used by us are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

INCOME TAXES

     We follow Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

RECENT PRONOUNCEMENTS

     In December, 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No.123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us in the first interim or annual reporting period beginning after December 15, 2005.

GOING CONCERN

     The accompanying financial statements have been prepared assuming that we will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

ITEM 7. FINANCIAL STATEMENTS


                  CHILCO RIVER HOLDINGS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         Page
                                                                         ----

Report of Independent Registered Public Accounting Firm                    30

Consolidated Balance Sheet - December 31, 2005                             31

Consolidated Statements of Operations and Comprehensive Income
  for the Years Ended December 31, 2005 and 2004                           32

Consolidated Statement of Stockholders' Equity for the Years
  Ended December 31, 2005 and 2004                                         33

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2005 and 2004                                               34

Notes to the Consolidated Financial Statements                        35 - 48

                  CHILCO RIVER HOLDINGS, INC. AND SUBSIDIARIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                            AND FINANCIAL STATEMENTS

                                December 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Chilco River Holdings, Inc. and Subsidiaries


We have  audited the  accompanying  consolidated  balance  sheet of Chilco River
Holdings, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chilco River Holdings, Inc. and Subsidiaries as of December 31, 2005, and the results of operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the UnitFed States of America.



/s/ Mantyla McReynolds LLC
-------------------------------
Mantyla McReynolds LLC
Salt Lake City, Utah
February 28, 2005

                  CHILCO RIVER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005



ASSETS
Current Assets
Cash                                                                      $ 1,435,683
Accounts receivable, net of allowance for doubtful accounts
  of $ 0 - Note 4                                                              23,712
Related Party receivables - Note 7                                              3,144
Inventory                                                                     197,804
Prepaid expense & other current assets                                         13,858
Value added tax recoverable                                                   167,999
                                                                        -----------------

Total Current Assets                                                        1,842,200
                                                                        -----------------

Property, furniture & equipment,  net of accumulated depreciation
  of $6,590,904 as of December 31, 2005 - Note 5                           16,110,624

Non Current Deferred Tax Asset, Net - Note 6                                  116,666
                                                                        -----------------
TOTAL ASSETS                                                              $18,069,490
                                                                        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                          $    63,802
Due to affiliates                                                             194,031
Accrued expenses and other payables                                             7,021
Income tax payable                                                             61,995
                                                                        -----------------
Total Current Liabilities                                                     326,849
                                                                        -----------------
TOTAL LIABILITIES                                                             326,849
                                                                        -----------------
Stockholders' Equity
Common stock: $.001 par value, 100,000,000 authorized,
  23,815,667 shares issued and outstanding                                     23,816

Additional Paid-In Capital                                                 20,040,873

Retained earnings                                                            (279,446)

Subscription receivable                                                      (779,650)

Prepaid expenses via stock issuance                                        (1,380,000)

Accumulated Foreign Currency Adjustment                                       117,048
                                                                        -----------------
Total Stockholders' Equity                                                 17,742,641
                                                                        -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $18,069,490
                                                                        =================

                  CHILCO RIVER HOLDINGS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                              FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004



                                                                     For the Year             For the Year
                                                                        Ended                     Ended
                                                                       12/31/05                 12/31/04
                                                                ----------------------    ---------------------
Revenues                                                           $   2,618,132              $  8,772,925
Rooms                                                                  1,150,224                   901,351
Food and Beverage                                                        507,823                   499,556
Entertainment                                                                 --                    10,224
Other                                                                    274,260                   529,169
Less: Promotional Allowances                                             (42,887)                  (18,531)
                                                               ----------------------    ---------------------
Total Revenues                                                         4,507,552                10,694,694
                                                               ----------------------    ---------------------
Operating Expenses
Operating departments                                                  1,153,316                 1,491,522
General and administrative                                             1,161,716                 1,414,070
Bad debt                                                                      --                   309,016
Depreciation                                                             956,350                 1,006,638
                                                               ----------------------    ---------------------
Total Operating Expenses                                               3,271,382                 4,221,246
                                                               ----------------------    ---------------------
Income from Operations                                                 1,236,170                 6,473,448
                                                               ----------------------    ---------------------

Other Income and Expenses
Interest income                                                               --                   286,186
Other income/gains                                                        21,275                   196,584
Other expenses/losses                                                   (228,014)                 (135,678)
                                                               ----------------------    ---------------------
Total Other Income and Expenses                                         (206,739)                  347,092
                                                               ----------------------    ---------------------
Income before income tax                                               1,029,431                 6,820,540

Provision for income tax - Note 6                                       (448,048)               (2,225,147)
                                                               ----------------------    ---------------------
Net Income                                                         $     581,383              $  4,595,393

Other Comprehensive Income
Unrealized gain (loss) on

Foreign Currency Translation, net of tax - Note 3                        176,172                   518,944
                                                               ----------------------    ---------------------
Total Comprehensive Income                                         $     757,555              $  5,114,337
                                                                ----------------------    ---------------------
Basic Earnings Per Share                                           $        0.03              $       0.24

Diluted Earnings Per Share                                         $        0.03              $       0.24

Weighted Average Shares Outstanding                                   20,252,611                19,250,000

Weighted Average Shares Outstanding - Assuming Dilution               20,336,866                19,250,000



          See accompanying notes to consolidated financial statements

                                           CHILCO RIVER HOLDINGS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
                                                    DECEMBER 31, 2005 AND 2004

                                                                                                   Accumulated
                                         Additional                                 Stock Issued      Foreign           Total
                     Common     Common    Paid in        Retained    Subscription    for Future       Currency      Stockholders'
                     Shares     Stock     Capital       Earnings      Receivable      Services      Transaction        Equity
-----------------------------=------------------------------------------------------------------------------------------------------
Balance as of
12/31/2003         19,250,000  $19,250  $12,702,378    $6,943,707     $      --     $        --       $(578,068)      $19,087,267

Net Income for
the Year Ended

December 31, 2004                                       4,595,393                                       518,944         5,114,337

Divdend Declared                                       (5,167,136)                                           --        (5,167,136)
-----------------------------=------------------------------------------------------------------------------------------------------
Balance as of
12/31/2004         19,250,000   19,250   12,702,378     6,371,964            --              --         (59,124)       19,034,468

Net income for
the year ended
December 31, 2005                                         581,383                                       176,172           757,555

Recapitalization
with the
original Chilco
River
Shareholders        2,200,000    2,200       (2,200)                                                                           --

Undistributed
earnings of
Bruce Grupo                               3,944,561    (3,944,561)                                                             --

Distribution to
Bruce Grupo
shareholders                                           (3,288,232)                                                     (3,288,232)

Sale of units at
$1.50  per unit
for subscription
receivable, each
unit consisting
of one common
share and one
warrant, net of
issuance costs of
$30,000             1,365,667    1,366    2,017,134                  (2,048,500)                                          (30,000)

Cash received
for subscriptions                                                     1,268,850                                         1,268,850

Issued 1,000,000
shares for
future
consulting
services, valued
at $1.38 per
share               1,000,000    1,000    1,379,000                                  (1,380,000)                               --
-----------------------------=------------------------------------------------------------------------------------------------------
Balance as of
12/31/2005         23,815,667  $23,816  $20,040,873    $ (279,446)    $(779,650)    $(1,380,000)      $ 117,048       $17,742,641
====================================================================================================================================



          See accompanying notes to consolidated financial statements

                  CHILCO RIVER HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004




                                                                          For the Year            For the Year
                                                                              Ended                  Ended
                                                                           12/31/2005              12/31/2004
                                                                       --------------------    -------------------
 Cash Flows from Operating Activities
      Net Income                                                         $    581,383              $ 4,595,393
      Adjustments to reconcile net income to cash flows
      from operating activities
         Depreciation                                                         956,350                1,006,638
         Loss on disposition of casino assets                                  93,384                       --
         Impairment loss on assets to be disposed of                          134,630                       --

      (Increase)/Decrease
      in account balances of:
         Accounts Receivable                                                 (139,159)                 365,369
         Inventory                                                            (17,186)                 (27,463)
         Prepaid expense & other current assets                               (81,410)                   8,304
         Deferred tax assets                                                 (127,231)                 (79,470)

      Increase/(Decrease) in account balances of:
         Accounts payable                                                     (42,512)                 141,150
         Accrued expenses and other payables                                 (160,707)                  46,199
         Foreign Taxes Payable                                                (27,306)                 (71,348)
                                                                       --------------------    -------------------
 Cash Flows from Operating Activities                                       1,170,236                5,984,772
                                                                       --------------------    -------------------
 Cash Flows Used by Investing Activities
         Cash paid for acquisition of fixed assets                         (1,412,214)                (791,847)
                                                                       --------------------    -------------------
 Cash Used by Investing Activities                                         (1,412,214)                (791,847)
                                                                       --------------------    -------------------
 Cash Flows from Financing Activities
         Cash proceeds from shareholder loans                                  60,316                   29,582
         Cash repayment for shareholder loans                                       -                       --
         Loans Payable                                                        (57,752)                  45,099
         Cash distributed to Bruce Grupo shareholders                      (1,143,967)              (5,167,136)
         Cash proceeds from subscribed capital                              1,268,850                       --
         Stock issuance costs                                                 (30,000)                      --
                                                                       --------------------    -------------------
 Cash Used in Financing Activities                                             97,447               (5,092,455)
                                                                       --------------------    -------------------
         Other comprehensive income from current year                         176,172                  518,944
                                                                       --------------------    -------------------
 Net Change in cash and cash equivalents                                       31,641                  619,414

         Cash and cash equivalents at the beginning of year                 1,404,042                  784,628
                                                                       --------------------    -------------------
         Cash and cash equivalents at the end of year                    $  1,435,683                1,404,042
                                                                       ====================    ===================
 Supplemental Disclosure Information:
         Cash paid during the year for interest                                    --                       --
                                                                       --------------------    -------------------
         Cash paid during the year for income taxes                      $    601,785                2,145,677
                                                                       --------------------    -------------------
 Non-cash transactions
         Accounts receivable distributed to Bruce Grupo shareholders     $  1,200,874              $        --
         Other receivables distributed to Bruce Grupo shareholders            320,419                       --
         Prepaid expenses distributed to Bruce Grupo shareholders             337,590                       --
         Deferred tax asset distributed to Bruce Grupo shareholders           620,416                       --
         Accounts payable assumed by Bruce Grupo shareholders                (181,447)                      --
         Accrued expenses assumed by Bruce Grupo shareholders                (153,587)                      --
         Shares issued for prepaid expenses                                (1,380,000)                      --



          See accompanying notes to consolidated financial statements

                           CHILCO RIVER HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



1.   Business Organization and Reorganization

     Chilco River Holdings, Inc. (CRH, or the Company) was incorporated in the State of Nevada on May 8, 2003. The Company acquired a 100% interest in 16 mineral claim units located in British Columbia, Canada in November 2003. After the completion of a preliminary exploration report on the claim, the Company has suspended any mineral exploration effort.

     Bruce Grupo Diversion SAC (BGD) was formed on March 1, 1996 and registered at the Registry for Legal Persons of Lima, Peru on April 28, 1996. BGD owned a fourteen-story building and a four-story adjacent structure that are operated as a casino and a hotel (the Bruce Hotel/Casino). Bruce
     Hotel/Casino is licensed to operate slot machines, a night club, discotheques, and a restaurant. As of February 2005, the casino consisted of traditional gaming tables (blackjack, roulette, craps and poker) in the second floor (the gaming floor) of the main building and of about 220 slot machines in the ground floor (the slot room).

     Kubuk International, Inc. (KII) is a California corporation and was incorporated on January 7, 2002. The majority shareholders of KII also control 99% of total voting stock of BGD.

     Kubuk Investment S.A.C. (KISAC) was formed in year 2001 by the majority shareholders of KII in Peru. KII's majority shareholders also formed Kubuk Gaming S.A.C. (KGSAC) in year 2005 in Peru.

     Starting on August 4, 2001, BGD and KISAC entered into a series of sale and purchase agreements (Sale and Purchase Agreements) of the hotel assets and certain casino properties owned and operated by BGD for purpose of transferring these properties to KISAC. Total consideration for all Sale and Purchase Agreements was in the amount of S/. 62,970,744 (US$19,357,745 using spot rate of 3.253:1 on May 21, 2005). On May 21, 2005, all assets subject to the scope of the sale and purchase agreements were transferred to and received by KISAC, which then commenced to carry on the hotel lodging businesses of Bruce Hotel/Casino. The only assets that were transferred to KISAC are the assets as listed under "Property, Furniture, and Equipment" on the balance sheet. All other assets and liabilities continue to belong to BGD and will subsequently be distributed to its current shareholder. The accounting treatment used by KISAC to record the transfer of the assets followed the guidance for transactions between entities under common control as described in FAS 141, Business Combinations. This standard requires that the receiving entity use the carrying amount of the assets of the transferring entity. Therefore, no fair market value adjustments were made to the transferred assets. Furthermore, in accordance with Article 11-01(d)

                           CHILCO RIVER HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


1.   Business Organization and Reorganization (continued)

     of Regulation S-X, this transaction was treated as a business acquisition since the revenue-producing activity remained generally the same as before the transaction. Specifically, KISAC retained the following: physical facilities, employee base, customer base, operating rights, operation techniques, and trade name.

     The gaming floor of Bruce Hotel/Casino has been temporarily closed for renovation since March 2005. During the renovation, BGD continued to operate slot machines in the casino until July 1, 2005, when MINCETUR, the gaming authority of Peru, issued gaming licenses to KGSAC. KGSAC then took over the slot machine operations and conducts all other gaming activities of Bruce Hotel/Casino until the renovation project is completed. In anticipation of the start of the planned renovation, the Company suspended the slot room operation and closed the restaurant to the general public in November 2005. As of December 31, 2005, the Company carried out only the hotel lodging operations.

     On June 15, 2005, KII and the shareholders of KISAC and KGSAC entered into an Agreement and Plan of Reorganization (the Reorganization Agreement), under which KII issued 50,920,000 shares of common stock to the shareholders of KISAC and KGSAC in exchange for their entire ownership holdings of KISAC and KGSAC. As of June 30, 2005, both KISAC and KGSAC were 100% owned by KII.

     On July 15, 2005, CRH entered into a Share Exchange Agreement with KII and certain representatives of its shareholders. Under the terms of the Share Exchange Agreement, CRH agreed to acquire all of the issued and outstanding capital stock of KII from KII's shareholders. On August 3, 2005, CRH completed the acquisition of KII in accordance with the terms of the Share Exchange Agreement by issuing 19,250,000 Exchange Shares to shareholders of KII as consideration. KII had 51,000,400 shares of common stock issued and outstanding at the time of acquisition. Its shareholders received
     0.3749970588 Exchange Shares for each share of KII common stock tendered. In connection with the closing of the Share Exchange, the founding shareholder and two former officers and directors of CRH agreed to contribute an aggregate of 3,964,000 shares of the CRH common stock to the Company as an additional capital contribution. The shares were cancelled effective as of August 3, 2005. See Note 11 for information regarding the related escrow agreements and share contribution agreement.

                           CHILCO RIVER HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


2.   Significant Accounting Policies

     (a)  Principles of Consolidation

     The financial statements include the accounts of CRH and KII, as well as the accounts of the latter's wholly-owned Peruvian subsidiaries, KISAC and KGSAC, formerly Bruce Grupo Diversion SAC. All significant inter-company balances and transactions have been eliminated in consolidation.

     (b)  Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States requires management of the Company to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less when purchased to be cash equivalents.

     (d)  Accounts Receivable

     Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions.

     (e)  Revenue Recognition and Promotional Allowances

     Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs ("casino front money") and for chips in the customers' possession ("outstanding chip liability"). Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed.

                           CHILCO RIVER HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in operating revenues as $42,887 and $18,531 in the years ended December 31, 2005 and 2004, respectively.

     (f)  Income Taxes

     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred income tax asset and liability balances are netted, as applicable, when they represent deferred amounts within the same taxing jurisdiction.

     (g)  Basic and Diluted Earnings per Share

     Basic earnings per share of common stock were computed by dividing income available to common stockholders, by the weighted average number of common shares outstanding, net of common stock held in the treasury for the year. Diluted earnings per share were computed using the "treasury stock method" under SFAS No. 128 "Earnings per Share."

     (h)  Inventories

     Inventories are presented at adjusted cost or market value, whichever is lower. Cost is established based on either the first-in, first out assumption or, in certain cases, specific identification method.

     (i)  Property, Plant and Equipment

     Property, plant and equipment are stated at the historical cost. Depreciation is calculated based on straight-line method over the properties' estimated useful lives, which range from 5 to 7 years for
     machinery   and   equipment   and  39  years

                           CHILCO RIVER HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     for building and building improvements. Betterment or improvements to properties are capitalized to properties, plant and equipment accounts. Repairs and maintenance costs are charged to expense accounts.

     Certain long-lived assets of the Company are reviewed at least annually as to whether their carrying values have become impaired in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to their fair value or the projected discounted cash flows from related operations. Total impairment loss recognized during the years ended December 31, 2005 and 2004 are $134,630 and $0, respectively.

     (j)  Concentration of Credit Risk

     The Company maintains substantially all of its day-to-day operating cash balances with Peruvian commercial banks and a California bank. Deposits with the California bank are insured by Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of December 31, 2005, the Company had an exposure in the amount of $920,500 that exceeded the FDIC insurance coverage. The banks or financial institutions in Peru may not provide sufficient deposit insurance coverage on the Company's cash positions.

     (k)  Shares-Based Compensation

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share Based Payment." SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock

                           CHILCO RIVER HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share- based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company has adopted the provisions under SFAS 123R as of December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     (l)  Impact of New Accounting Standards

     In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with the Company's Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

     In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

                           CHILCO RIVER HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



     The FASB issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

     (m)  Reclassifications

     Certain amounts have been reclassified in the prior year's financial statements to conform to the current year's presentation.

     (n)  Value Added Tax Recoverable

     According to sales tax laws in Peru, the Peruvian Subsidiaries are allowed to offset sales tax paid to vendors with sales tax received from their customers, prior to remitting the sales tax received to the local jurisdiction. The asset balance represents sales tax paid to vendors that is expected to be offset against future sales tax received during the one year period following the balance sheet date.

     (o)  Dividends

     The Company accrues for declared dividends which are not yet paid. As of the balance sheet date, there were no dividends which were declared and unpaid. Dividends per common share for the years 2005 and 2004 are $.06 and $.27, respectively. All dividends occurred prior to the date of the Share Exchange Agreement.

3.   Foreign Currency Transactions

     The Company conducts its gaming business at Bruce Casino in US Dollars and the Peruvian Nuevo Soles. The hotel and other business activities are operated using both US Dollars and the Nuevo Soles. The functional currency of the Peruvian subsidiaries' is the Nuevo Soles, whereas the functional currency of the US parent is the US dollar. Account balances on the balance sheet are translated into US Dollars equivalents using the spot rate of 3.421:1 on December 31, 2005, while the results of operations are translated into US Dollars equivalents using the weighted average exchange rates for each year presented.

4.   Accounts Receivable

     As discussed in Note 1, none of the accounts receivable of BGD as of May 21, 2005 were transferred to KISAC and the Company as a result of the reorganization in 2005. As of December 31, 2005, essentially all of the accounts

                           CHILCO RIVER HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     receivable are created during the normal course of business after May 21, 2005 and consist of the following balances:

      Account                                             2005
      -------                                             ----
      Open invoices                                  $     23,712
      Allowance for doubtful accounts                           -

                                                    --------------
                      Total                          $     23,712
                                                    --------------

5.   Property, Furniture & Equipment

     As of December 31,  2005,  Property,  Furniture  and  Equipment,  including
     prepaid  casino  equipment  and  renovation   costs,   which  will  not  be
     depreciated until placed in service, consisted of the following balances:


Account                                                   2005
-------                                                   ----
Land                                                $     862,918
Buildings and improvements                             15,972,404
Vehicles                                                  329,317
Furniture                                                 607,453
Casino equipment                                        3,362,073
Computers                                                 265,963
Work in-progress and prepaid equipment                  1,301,400
Accumulated depreciation                              (6,590,904)
                                             ---------------------
                   Total                           $   16,110,624
                                             =====================

6.   Income Taxes

     Deferred income tax assets and liabilities at December 31, 2005 consist of the following temporary differences:

                                                                      Current           Long-term
                                                                   --------------     --------------
         Deferred tax asset:
             Net Operating Loss carryforward (expiring
                 through 2025)                                              --            $105,205
             Property and Equipment                                         --             101,258
             Foreign tax on expatriation of dividends                       --             (10,565)

             Undistributed Peruvian earnings and profit                     --             (79,232)
                                                                   --------------     --------------
                 Net deferred tax asset                               $     --            $116,666
                                                                   ==============     ==============


     The components of the provision for income tax are as follows:

                           CHILCO RIVER HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


                                                                           2005              2004
                                                                      --------------    --------------
         Current Expense:
             Foreign Taxes                                                 $ 564,715       $ 2,145,677

         Deferred Expense (Benefit):
             Foreign Taxes                                                  (90,694)            79,470
             Domestic Taxes                                                 (25,973)                 -

                                                                      --------------    --------------
         Total                                                             $ 448,048       $ 2,225,147
                                                                      ==============    ==============


     Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:


                                                                           2005             2004
                                                                      --------------    --------------
         Statutory Expense                                                 34.00%            34.00%
         Effects of:
             Foreign and U.S. tax rate differential                        (4.00%)           (4.00%)
             Net Deferred Tax Assets                                       11.33%             0.00%
             Other                                                          2.19%             2.62%
                                                                      --------------    --------------
         Reported Provision for Income Taxes                               43.52%            32.62%
                                                                      ==============    ==============

7.   Related Party Transactions

     The Company made advances to its employees. The advances are receivable on demand and bear zero interest. Total related party advances as of December 31, 2005 were in the amount of $3,144.

     The Company also incurred short-term borrowings from one of its major shareholders and a corporation controlled by this shareholder. Unpaid principal balances of short-term loans from the individual shareholder and his controlled corporation as of December 31, 2005 were $97,289 and $96,742, respectively. The short-term loans are unsecured, payable on demand, and bear zero interest until January 1, 2006. After that date, interest will be calculated at approximately 4% per annum. Should the loans remain outstanding after the Company receives a notice of demand for payment, 8% interest will apply to outstanding principal and interest balances.

8.   Contingencies and Commitments

     On October 19, 2005 the Company entered into a lease agreement for an office space where its corporate headquarters are located in the city of Walnut, California. The lease has a two-year term from the commencement of the lease and carries a two-year renewal option upon the expiration of the original term.

                           CHILCO RIVER HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     Monthly rent under the lease is $2,011 per month for the first year and $2,072 for the second plus allocation of certain common area maintenance costs. The five year payout of the lease agreement is as follows:

                       Period                                   Annual
                       ------                                   ------
            From                    Through                      Rent
            ----                    -------                      ----
         12/1/2005                 11/30/2006                  $ 24,132
         12/1/2006                 11/30/2006                  $ 24,864

     On December 28, 2005 the Company entered into a marketing agreement with Parker Communication Corporation ("Parker") under which Parker is to provide consulting services to the Company and to develop and distribute certain marketing materials to promote the business of the Company in a period of twelve months starting from the execution of the agreement. Pursuant to the agreement the Company agreed to pay Parker certain service fees based on the number of marketing materials distributed but no more than $765,000 in aggregate. No payment was made to Parker until January 2006.


9.   Share-Based Consulting Payment

     The Company entered into a Consulting Agreement with Clear Channel Inc. (the "Clear Channel Agreement") on December 29, 2005. Under the Clear Channel Agreement, the Company retained Clear Channel Inc. to provide the Company with strategic marketing and business planning consulting services and to assist the Company in developing corporate governance policies, recruiting qualified officers and director candidates and developing a corporate finance strategy during the period of three years from the date of the agreement. Pursuant to the terms of the Clear Channel Agreement, the Company paid Clear Channel Inc. a consulting fee of one million shares of common stock, which were issued on February 14, 2006. The fair value of the shares issued in connection with the Clear Channel Agreement, which is recognized as a separate component of stockholders' equity as of December 31, 2005, is determined to be $1,380,000 and will be amortized as consulting expense from January 1, 2006 through December 31, 2008 as services are provided. Fair value of the shares was based on the unit price (see Note 10), less the fair value of the warrants.

10.  Issuance of Common Stock and Warrants

     On December 17, 2005, the Board of Directors authorized an initial direct private placement offering of Units at $1.50 per Unit under the terms of a Unit Purchase Agreement. Each Unit consists of one share of common stock, and a Class A Warrant exercisable at $2.00 per share for one year from the date of closing.

                           CHILCO RIVER HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

     Under the terms of the Unit Purchase Agreement, the Company is required to use $1,000,000 from proceeds from the offering to renovate the casino floor of the Bruce Hotel and Casino and $1,000,000 for marketing and business development. The Company agreed not to offer and sell shares of common stock or common stock equivalents for a period of 120 days following the effectiveness of the registration for such Units, except for certain specified transactions, including an offer and sale of up to 2,000,000 shares of common stock at $1.50 per share. The private placement was made to non-U.S. persons in off-shore transactions in reliance upon the exemption from registration available under Rule 903 of Regulation S of the Securities Act and one accredited investor in the United States pursuant to an exemption available under Section 4(2) of the Securities Act. The private placement was closed in January 2006. The Company issued 1,365,667 Units as a result of the private placement and raised aggregate gross proceeds in the amount of $2,048,500. 1,365,667 shares of common stock were issued on February 14, 2006 by the Company.

11.  Escrow Agreements and Share Contribution Agreement

     Under the terms of the Share Exchange Agreement, our Company along with KII, the KII Shareholders, Tom Liu and David Liu, as the Principal Shareholders of KII, and an escrow agent were required to enter into an escrow agreement under which the Shareholders were required to place shares of common stock issued in the Share Exchange into escrow to satisfy certain obligations under the Share Exchange Agreement.

     In connection with the closing of the Share Exchange, Chilco, the Shareholders, the Shareholder Representative and Wasserman, Comden, Casselman & Pearson, LLP, as the Escrow Agent, entered into an escrow agreement dated August 3, 2005. The parties agreed that the Shareholders would place a total of 8,250,000 of the shares issued in connection with the Share Exchange into three separate escrows under one escrow agreement. The Company and the Shareholders entered into the escrow arrangements to ensure that a portion of our stock would only become available to the other parties to the escrow agreement upon the occurrence of certain events, such as the Company's ability to raise additional capital and the receipt of corporate documents and materials from KII. The shares are subject to release from each of the escrows on the following terms and conditions:

     Escrow Number One - The Financing Transaction Escrow
     ----------------------------------------------------

     In order to provide some assurance that the new management would be able to raise sufficient financing to fund the renovation of the Bruce Hotel and Casino

                           CHILCO RIVER HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     without significant dilution to the existing shareholders of Chilco, the Shareholders placed an aggregate of 5,000,000 Exchange Shares into Escrow, which is referred to as the Shareholder Escrow Shares. The Shareholders and Chilco agreed that Chilco and its management would take all reasonable actions to obtain the highest price per share in raising $5,000,000 for renovating the Bruce Hotel and Casino and to provide capital for the on-going operations of Chilco. The management of KII, who became the management of Chilco, agreed that the minimum price per share of common stock (or any rights, options or warrants to purchase, or securities of any type whatsoever) issued by Chilco in connection with the financing would be $1.00 per share. This undertaking is referred to as the Minimum Price Covenant. The minimum price was determined after arms' length negotiations between the Board of Directors of KII and Chilco based on the estimated value of the combined company; however, no formal valuation was conducted.

     The Shareholder Escrow Shares will be released from the Financing Transaction Escrow as liquidated damages for breach of the Minimum Price Covenant if Minimum Price Covenant is breached, then the number of Shareholder Escrow Shares to be cancelled as liquidated damages shall be calculated as follows:

                X = (A/B)- A

                where:   X  =   Number of Shareholder Escrow Shares Cancelled
                         A  =   5,000,000
                         B  =   Purchase Price Per Share

     For the purposes of the Financing Transaction Escrow, the Purchase Price Per Share is to be determined based on completing a financing transaction to raise a minimum of $5,000,000 and is defined as cash consideration received or to be received by Chilco or the fair market value of any property received or to be received by Chilco (as shall be verified by Chilco's independent accounting firm) for each Chilco Common Share issued or to be issued pursuant to exercise or conversion of any convertible or exchangeable security. As of December 31, 2005, Chilco has raised approximately $2 million at a price in excess of $1.00 per share.

     In addition, the KII Shareholders and KII, jointly and severally, agreed that KII would deliver audited financial statements of KII to Chilco no later than the earlier of (i) 60 days after the Closing Date or (ii) the date that permits the filing of any registration statement required to be filed under the terms of the Financing Transaction. If KII failed to deliver the KII financial statements in a timely manner, then 360,000 Shareholder Escrow Shares were to be released and cancelled as liquidated damages and not a penalty for the breach of the covenant.

                           CHILCO RIVER HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     The financial statements were delivered in accordance with the terms of the Financing Transaction Escrow.

     Escrow Number Two - The Rightholder Escrow
     ------------------------------------------

     The KII Shareholders also placed an aggregate of 2,000,000 shares issued in connection with the Share Exchanges into escrow for the purposes of satisfying certain obligations of KII to Nefilim Associates, LLC, a Massachusetts limited liability company, T Morgan LLC, a Delaware limited liability company, and Sean Sullivan. KII had an existing obligation to Nefilim, T Morgan and Mr. Sullivan to issue capital stock of KII or an entity acquired by or acquiring KII upon satisfaction of certain conditions under the terms of Consulting Agreements dated May 9, 2005 with respect to Sean Sullivan, May 19, 2005 with respect to Nefilim Associates, LLC and June 1, 2005 with respect to T Morgan LLC.

     Under the terms of the Rightholder Escrow shares were to be released from escrow to Nefilim, T Morgan and Mr. Sullivan, if Chilco was able to raise a total of $5,000,000 within thirty (30) days of KII delivering the audited financial statements of KII to Chilco. The shares issued to Nefilim, T Morgan and Mr. Sullivan were subject to a redemption and cancellation right by Chilco with respect to sixty percent (60%) of the shares, if Chilco has not raised a total of $5,000,000, $10,000,000, $15,000,000 and $20,000,000
     in subsequent  financing  transactions  for Chilco within six (6) or twelve
     (12) months from the Closing Date. However, the Escrow Agent was required to release one hundred percent (100%) of the shares to Chilco for cancellation if Chilco did not raise a total of $5,000,000 within thirty
     (30) days of KII delivering the audited financial statements of KII to Chilco.

     The Company failed to raise $5,000,000 within thirty days of the delivery of the audited financial statements to Chilco and the 2,000,000 shares held in the Rightholder Escrow were returned and cancelled subsequent to December 31, 2005. The Company's failure to raise capital as needed may delay our efforts to complete the renovation and opening of the casino, gaming room and restaurant during the second half of 2006. The Company currently intends to raise the required capital through debt or equity financing. If the Company is unable to finance the current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects or capital expenditures; selling assets; mortgaging our real property; selling and leasing back the property or entering into joint venture partnership arrangements. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. If the Company is unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation

                           CHILCO RIVER HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



     projects, which may adversely affect our business, financial condition and results of operations.

     Escrow Number Three - The Co-Sale Escrow
     ----------------------------------------

     Tom Liu and David Liu, as the Principal Shareholders of KII, placed 1,250,000 shares issued in the Share Exchange into a Co-Sale Escrow. The Company agreed to use commercially reasonable efforts to permit Tom Liu and David Liu to offer and sell up to 1,250,000 Exchange Shares to investors on a co-sale basis, in one or more private transactions, subject to us raising at least $20,000,000. After the Company raises at least $20,000,000, the Company agreed not to raise additional capital until Tom Liu and David Liu have sold shares from the Co-Sale Escrow for proceeds of $5,000,000 or all of the shares are released from Escrow. The Shareholder Representatives shall receive all of proceeds from the sale of the shares from the Co-Sale Escrow. The Escrow Agent shall release the shares from the Co-Sale Escrow to Tom Liu and David Liu if the Company has not raised at least $20,000,000 prior to the third anniversary of the Closing Date of the Share Exchange. All shares in escrow as of December 31, 2005 have been included in the basic and diluted earnings per share computations as of December 31, 2005 and 2004.

     Share Contribution Agreement
     ----------------------------

     Under the terms of the Share Exchange Agreement, Chilco, KII and the KII Shareholders agreed that Chilco shall have 2,200,000 shares of common stock issued and outstanding immediately prior to the closing of the Share Exchange.

     In connection with the Share Exchange, Chilco and Mr. Roy, a shareholder of Chilco prior to the Share Exchange, entered into a Share Contribution Agreement dated effective as of August 3, 2005, under which Mr. Roy contributed an aggregate of 3,564,000 shares of Chilco's common stock to Chilco as a Capital Contribution. Former officers and directors, contributed a total of 400,000 shares of common stock: Robert Krause contributed 200,000 shares and Thomas Brady contributed 200,000 shares. Chilco accepted Mr. Roy's capital contribution and the cancellation of shares by Mr. Krause and Mr. Brady and cancelled 3,964,000 shares of common stock. No consideration was paid to Mr. Roy in connection with the contribution and cancellation of the shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the most recent fiscal quarter ended December 31, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
         SECTION 16(a) COMPLIANCE

     The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of March 31, 2006.

Name and Municipality                                                                      Director/Officer
of Residence                   Current Office              Principal Occupation                  Since              Age
-------------------------------------------------------------------------------------------------------------------------
Tom Liu                       Chairman, Chief              Chief Executive Officer of        August 3, 2005          25
                              Executive Officer            the corporation; General
                              Chief Financial Officer      Manager for Kubuk Investment
                                                           S.A.C. and Kubuk Gaming S.A.C

Winston Yen                   Director                     Certified Public Accountant      December 30, 2005       39
                                                           and managing member of
                                                           Accellence, LLP; Chief
                                                           Financial Officer of the
                                                           corporation

Gavin Roy                     Director                     Principal of Magellan               May 10, 2005           39
                                                           Management Limited


Wai Yung Lau                  Director                     Chief Financial Officer of        August 3, 2005         43
                                                           Bruce Group International,
                                                           Hong Kong

Jack Xu                       Director                     Consultant to Kubuk               August 3, 2005         57
                                                           Investment

Yong Yang                     Director                     General Manager for Canada        August 3, 2005         44
                                                           Higher Investment Co. Ltd.
-------------------------------------------------------------------------------------------------------------------------


     The following is a description of the business background of the directors and executive officers of Chilco River Holdings, Inc.

Tom Liu

     Tom Liu has been Chief Executive Officer of Chilco River Holdings Inc. since July 15, 2005. Prior to the Share Exchange, Mr. Liu has been with Bruce Grupo Diversion since 1998. Mr. Liu is fluent in four languages, English, Spanish, Cantonese, and Mandarin. He was appointed as the Casino Vault Manager of the Bruce Hotel and Casino in 1998, and worked closely with the gaming commission in the casino's daily results. By 2000, he was promoted to Casino Floor Manager, where he worked directly with the casino floor operations and assisted in marketing and promotions. Mr. Liu serves as the General Manager for Kubuk Investment S.A.C. and Kubuk Gaming S.A.C., each a wholly-owned operating subsidiary of Chilco. Mr. Liu dedicates 100% of his time as Chief Executive Officer of Chilco.

Winston Yen

     Winston Yen is a certified public accountant and founding member of ACCellence, LLP, based in Los Angeles and offers extensive accounting, tax, and consulting services to local and international clients. Mr. Yen graduated from the National Chen-Chi University with an accounting degree in 1990. He worked as an audit staff on an internship at the Taipei office of Touche Ross in 1989-1990, and attended the University of Illinois at Urbana-Champaign and received a Master of Accounting Science degree in 1994. Mr. Yen began his public accounting career in 1994 with Tang, Chen, Chang and Lin, CPAs, a local accounting firm in City of Industry, California. In 1997, he was a supervising senior in the tax department of Parks Palmer Turner & Yemenidjian, LLP, which later became part of CBIZ Inc. In 2000 and 2001, Mr. Yen was a manager in the Los Angeles tax department of Moss Adams, LLP, a west coast regional public accounting firm. In 2001, Mr. Yen joined the practice of Mr. Harry C. Lin. In 2005, he founded ACCellence, LLP and is now the managing partner of the LLP. Mr. Yen was appointed Chief Financial Officer of Chilco River Holdings Inc. on December 30, 2005, and dedicates approximately 20 hours per month in his role as Chief Financial Officer of Chilco.

Gavin Roy

     Mr. Roy has extensive experience in the financial services business. Mr. Roy is currently the principal of Magellan Management Company, a venture capital firm in Vancouver, British Columbia. Prior to forming Magellan Management in 2005, Mr. Roy's principal occupation during the past five years has been as an investment advisor with Canaccord Capital Corporation, Octagon Capital Corporation, and Global Securities Corporation. Mr. Roy has been a registrant in Canada with the British Columbia, Alberta, Saskatchewan and Ontario securities commissions. Mr. Roy is the founding shareholder of Chilco River Holdings, Inc.

Wai Yung Lau

     Since 2004, Wai Yung Lau has served as the Chief Financial Officer of Bruce Grupo Hong Kong Limited. Mrs. Lau moved to Hong Kong in 2003 and was employed by ING Insurance Group, where she was an advisor in investments, life insurance and finance until 2004. Prior to joining ING, she was the Chief Financial Officer since 1997 of WuJin Construction Co., Chengdu, China, a construction company involved in many projects in Chengdu, China, such as the Chengdu Technology Tower and SiChuan Lung Quan Resort.

Yong Yang

     Yong Yang received his bachelor degree in finance from the Northwest University of Business in 1989. Soon after graduation, Mr. Yang was appointed General Manager of NanChong Securities Exchange Company. During his term, Mr. Yang helped two state owned companies go public on the Chinese stock exchange. From 1994 to 1999, Mr. Yang joined HuaXia Securities, Chengdu branch, and served as General Manager, specializing in investment banking and acquisitions. Mr. Yang then joined the New Light Technology Investment Company as the President of the company. The company engaged in retro-reflecting material development and production; now the company's product dominates the market in Sichuan, China. Mr. Yang immigrated to Canada in July of 2000, where he joined Canada Higher Investment Co. Ltd. as General Manager.

Jack Xu

     Jack Xu studied in the School of Business of HaErBin, China and received degrees in business administration and finance. From 1982 to 1995, Mr. Xu helped establish SiChuan Investment Bank, where he served as vice president, and specialized in bonds, securities, and investment banking. Mr. Xu then served as President of the SiChuan JiaLin Investment in Hong Kong from 1995 to 2000, where he provided advice on investment banking, stock analysis and mergers and acquisitions. Since 2001, Mr. Xu has been an employee of Kubuk Investments, a company that holds interests in a variety of companies, including companies in the manufacturing, retail and service industries. Mr. Xu manages and oversees the daily operations of Kubuk Investments, including personnel, logistic control and other management decisions.

     Set forth below are our company's current practices relating to the functions associated with an audit committee, a compensation committee and a corporate governance and nominating committee.

AUDIT COMMITTEE

     We have no standing audit committee. Our Board of Directors performs the function of an audit committee. None of the members of our board of directors satisfies the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission. Due to our relatively small size, the relatively small number of financial transactions during the proceeding fiscal year and the fact that we have negative working capital at this time we have been unable to secure the services of an audit committee financial expert. Only Winston Yen would be considered independent as defined by American Stock Exchange listing standards.

     Our board of directors will meet with our management and our external auditors to review matters affecting financial reporting, the system of internal accounting and financial controls and procedures and the audit procedures and audit plans. Our board of directors will review our significant financial risks, will be involved in the appointment of senior financial executives and will annually review our insurance coverage and any off-balance sheet transactions.

     Our board of directors will monitor our audit and the preparation of financial statements and all financial disclosure contained in our SEC filings. Our board of directors will appoint our external auditors, monitor their qualifications and independence and determine the appropriate level of their remuneration. The external auditors report directly to the board of directors. Our board of directors has the authority to terminate our external auditors' engagement and approve in advance any services to be provided by the external auditors which are not related to the audit.

REPORT OF OUR BOARD OF DIRECTORS ON AUDITED FINANCIAL STATEMENTS

     Our Board of Directors reviewed the and discussed the audited financial statements with management. Our Board of Directors discussed with our independent auditors the matters required to be discussed by SAS 61 and has received written disclosure and a letter from our independent auditor required by Independence Standards Board Standard No. 1. Based on the review and discussions, our Board of Directors recommended that the audited financial statements be included in this annual report on Form 10-KSB for the year ended December 31, 2005.

     Tom Liu
     Gavin Roy
     Wai Yung Lau
     Jack Xu
     Yong Yang


COMPENSATION

     We have no Compensation Committee. Our board of directors is responsible for considering and authorizing terms of employment and compensation of executive officers and providing advice on compensation structures in the various jurisdictions in which we operate. In addition, our board of directors reviews both our overall salary objectives and significant modifications made to employee benefit plans, including those applicable to executive officers, and proposes any awards of stock options.

CORPORATE GOVERNANCE AND NOMINATING

     We have no Corporate Governance and Nominating Committee due to our small size.

     Our board of directors is responsible for developing our approach to corporate governance issues.

CODE OF ETHICS

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code.

CORPORATE CEASE TRADE ORDERS AND BANKRUPTCIES

     Except as disclosed in this report, none of our directors or officers is, or has been within the ten years before the date of this report, a director or officer of any other company that, while such person was acting in that capacity, was the subject of a cease trade or similar order, or an order that denied the company access to any statutory exemptions under applicable securities legislation, for a period of more than 30 consecutive days, or was declared bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangements or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold the assets of that company.

PENALTIES AND SANCTIONS

     None of our directors or officers has been subject to any penalties or sanctions imposed by a court relating to any securities legislation or by any securities regulatory authority or has entered into a settlement agreement with any securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor in making an investment decision.

PERSONAL BANKRUPTCIES

     None of our directors or officers has, within the ten years before the date of this report, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangements or compromises with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the director or officer.

CONFLICTS OF INTEREST

     To our knowledge, and other than as disclosed in this report, there are no known existing or potential conflicts of interest among us, our promoters, directors and officers, or other members of management, or of any proposed director, officer or other member of management as a result of their outside business interests except that certain of the directors and officers serve as directors and officers of other companies, and therefore it is possible that a conflict may arise between their duties to us and their duties as a director or officer of such other companies.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

     To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended December 31, 2005, except:

-------------------------------------------------------------------------------------------------------------------------
Name                        Reporting Person                           Form 3/# of       Form 4/# of       Form5/# of
                                                                      transactions     transactions      transactions
-------------------------------------------------------------------------------------------------------------------------
Tom Liu                     Chairman, Chief Executive Officer            Late/1             --                --
-------------------------------------------------------------------------------------------------------------------------
Winston Yen                 Chief Financial Officer                      Late/1             --                --
-------------------------------------------------------------------------------------------------------------------------
Gavin Roy                   Secretary/Director                           Late/1             --                --
-------------------------------------------------------------------------------------------------------------------------
Wai Yung Lau                Director                                     Late/1             --                --
-------------------------------------------------------------------------------------------------------------------------
Jack Xu                     Director                                     Late/1             --                --
-------------------------------------------------------------------------------------------------------------------------
Yong Yang                   Director                                     Late/1             --                --
-------------------------------------------------------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation paid to each of the individuals who served as our Chief Executive Officer and our other most highly compensated executive officers, our named executive officers, for the fiscal years ended
December 31, 2005, 2004 and 2003. The determination as to which executive officers were most highly compensated was made with reference to the amounts required to be disclosed under the "Salary" and "Bonus" columns in the table.

                                        Annual Compensation                     Long Term Compensation

                                                                                 Awards             Payouts

                                                                              Common     Restricted
                                                                           Shares Under   Shares or    Long Term
                                                           Other Annual    Options/SARs  Restricted    Incentive       All Other
Name and               Fiscal      Salary          Bonus    Compensation    Granted      Share Units   Plan Payouts   Compensation
Principal Position      Year         $              $            $            (#)            ($)           ($)            ($)

Tom Liu(1)              2005         --            --            --            --            --            --            --
Chairman & CEO          2004         --            --            --            --            --            --            --
                        2003         --            --            --            --            --            --            --

Winston Yen(2)          2005         --            --            --            --            --            --            --
Chief Financial
Officer

Brent Krause(3)         2004         --            --            --            --            --            --            --
President               2003         --            --            --            --            --            --            --

Gavin Roy(4)            2004         --            --            --            --            --            --            --
Treasurer

(1)  Tom Liu was appointed as our Chief Executive Officer on July 15, 2005.

(2)  Mr. Yen was appointed as Chief Financial Officer on December 30, 2005.

(3)  Mr. Krause resigned as our President and as a director on August 3, 2005.

(4)  Mr. Roy was appointed as our secretary and a director on May 10, 2005.



DIRECTOR AND OFFICER STOCK OPTION/STOCK APPRECIATION RIGHTS ("SARS") GRANTS

     We have never granted any stock options or stock appreciation rights.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR- AND FISCAL YEAR-END OPTION/SAR VALUES

     We have never granted any stock options or stock appreciation rights.

LONG TERM INCENTIVE PLAN AWARDS

     No long-term incentive awards have been made by us to date.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

     We do not provide retirement benefits for the directors or officers.

COMPENSATION OF DIRECTORS

     We had no arrangements pursuant to which our officers and directors are compensated by us for their services in their capacity as directors or officers, or for committee participation, involvement in special assignments or for services as consultants or experts during the most recently completed financial year.

     Our former President, Robert Krause, provided us with management services and office premises. The management services were valued at $500 per month and the office premises were valued at $500 per month. During the year ended December 31, 2004, donated services of $6,000 and donated rent expense of $6,000 were charged to operations. Mr. Krause resigned as our President and director effective on August 3, 2005.

     Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

     None

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATIONDECISIONS

     None.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The primary objectives of our executive compensation program are to enable us to attract, motivate and retain outstanding individuals and to align their success with that of our shareholders through the achievement of strategic corporate objectives and creation of shareholder value. The level of compensation paid to an individual is based on the individual's overall experience, responsibility and performance. Our executive compensation program consists of a base salary, performance bonuses and stock options. Our board of directors approves all compensation to our executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following tables set forth information as of March 31, 2006 regarding the ownership of our common stock by:

     o each person who is known by us to own more than 5% of our shares of common stock; and

     o each named executive officer, each director and all of our directors and executive officers as a group.

     The number of shares beneficially owned and the percentage of shares beneficially owned are based on 21,815,667 shares of common stock outstanding as of March 31, 2006.

     Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following February 14, 2006 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS





NAME AND ADDRESS OF BENEFICIAL OWNER

Name/Position                                                      Number of          Percentage of Issued
Officers and Directors           Address                           Shares(1)(2)          and Outstanding
-----------------------------------------------------------------------------------------------------------
Tom Yu Liu,                      355 Lemon Ave., Suite C            6,463,991(2)(3)              29.63%
Chairman and Chief               Walnut, CA 91789
Executive Officer

Gavin Roy,(4)                    595 Howe Street, Suite 206            86,000(4)                     *
Director                         Vancouver, B.C, V6C 2T5

Wai Yung Lau,                    355 Lemon Ave., Suite C            2,475,779(2)(5)              11.35%
Director                         Walnut, CA 91789

Yong Yang                        355 Lemon Ave., Suite C              215,285(2)(6)               0.99%
Director                         Walnut, CA 91789

Jack Xu,                         355 Lemon Ave., Suite C              215,285(2)(7)               0.99%
Director                         Walnut, CA 91789

Winston Yen,                     445 South Figueroa Street                -0-                      Nil
Chief Financial Officer          Suite 2600
                                 Los Angeles, CA 90071

5% Shareholders

David Wong Liu                   355 Lemon Ave., Suite C            5,942,095(2)(8)              27.24%
                                 Walnut, CA 91789

Lee Kuen Cheung                  RM 1111, 11F, Hang Lung            1,399,353(2)(9)               6.41%
                                 Centre Arcad
                                 2-28 Paterson Street,
                                 Causeway Bay
                                 Hong Kong

Guoxiu Yan                       355 Lemon Ave., Suite C            5,942,095(2)(10)             27.24%
                                 Walnut, CA 91789

Clear Channel Inc.(11)           Temple Financial Centre            1,800,000                      8.3%
                                 Leeward Highway
                                 Providenciales, Turks &
                                 Caicos, Isl.,
                                 BWI

Blackpool Ltd. (12)              Temple Financial Centre            1,800,000                      8.3%
                                 Leeward Highway
                                 Providenciales, Turks &
                                 Caicos, Isl.,
                                 BWI

Officers and Directors as                                           9,456,340                    43.35%
a Group (6 persons)(7)

*    Less than 1%.
(1)  Beneficial  ownership is determined in accordance with the rules of the SEC and includes  voting and  investment  power with respect to shares.  Unless otherwise  indicated,  the persons named in this table have sole voting and sole  investment  control  with respect to all shares  beneficially  owned.
     Figures shown are on a non-diluted basis.
(2)  Shareholder  received  0.3749970588  shares of common stock of Chilco River
     Holdings,  Inc. for each share of Kubuk International common stock tendered in connection  with the Share  Exchange.  The Kubuk  Shareholders  placed a
     total  of  5,000,000   Exchange   Shares  into  escrow  to  secure  certain
     obligations  by Chilco and the  Principal  Shares to raise  $5,000,000 at a minimum  share price of $1.00 per share.  The Kubuk  Shareholders  placed a
     total  of  2,000,000   Exchange  Shares  into  escrow  to  satisfy  certain
     obligations  to  consultants  to Kubuk,  which  shares were  cancelled  and returned to treasury on December  30,  2005.  The Kubuk  Shareholders  have voting power over these shares pending  release from escrow.  The Principal
     Shareholders  of  Kubuk,  Tom Liu and  David  Liu,  contributed  a total of
     1,250,000  Exchange  Shares  into  escrow for the  purposes  of  exercising certain  co-sale  rights  granted  by the  Registrant  to  the  Shareholder
     Representatives.


(3)  Includes 2,622,738 shares of common stock held in escrow pursuant to escrow arrangements  entered  into in  connection  with our  acquisition  of Kubuk
     International Inc.
(4)  In connection  with the Share  Exchange,  Chilco and Mr. Roy entered into a
     Share  Contribution  Agreement dated effective as of August 3, 2005,  under which  Mr.  Roy  contributed  an  aggregate  of  3,564,000  shares  of  the
     Registrant's  common  stock  to  Chilco  as  a  Capital  Contribution.  The
     Registrant accepted the Capital Contribution and cancelled 3,564,000 shares of common stock.
(5)  Includes  717,617 shares of common stock held in escrow  pursuant to escrow arrangements  entered  into in  connection  with our  acquisition  of Kubuk
     International Inc.
(6)  Includes  62,402  shares of common stock held in escrow  pursuant to escrow arrangements  entered  into in  connection  with our  acquisition  of Kubuk
     International Inc.
(7)  Includes  62,402  shares of common stock held in escrow  pursuant to escrow arrangements  entered  into in  connection  with our  acquisition  of Kubuk
     International Inc.
(8)  David Liu owns 4,322,018 shares of common stock,  which includes  1,753,640 shares  of common  stock  held in escrow  pursuant  to escrow  arrangements entered into in connection with our acquisition of Kubuk International Inc.
     David  Lui is the  father  of Tom Liu,  our Chief  Executive  Officer,  and husband of Guoxiu Yan, a selling shareholder. The Principal Shareholders of
     Kubuk,  Tom Liu and David Liu,  contributed  a total of 1,250,000  Exchange
     Shares into escrow (of which David Liu contributed  499,622 shares) for the purposes of exercising  certain co-sale rights granted by the Registrant to the Shareholder  Representatives.  David Liu and Guoxin Yan, as husband and wife, are deemed to beneficially own each other's common stock.
(9)  Includes  405,609 shares of common stock held in escrow  pursuant to escrow arrangements  entered  into in  connection  with our  acquisition  of Kubuk
     International Inc.
(10) Guoxin Yan owns 1,620,077  shares of common stock,  which includes  469,589 shares  of common  stock  held in escrow  pursuant  to escrow  arrangements entered into in connection with our acquisition of Kubuk International Inc.
     Guoxiu  Yan is the  mother of Tom Liu,  Chief  Executive  Officer of Chilco
     River Holdings Inc., and the wife of David Liu, a selling  shareholder  and major shareholder of Chilco. David Liu and Guoxin Yan, as husband and wife, are deemed to beneficially own each other's common stock.
(11) Clear Channel Inc. is organized under the laws of Turks & Caicos,  and owns
     1,000,000 shares of common stock. John Meyer has sole investment and voting control over the securities. Janice Stevens and John Meyer are married, and consequently,  Blackpool Ltd. and Clear Channel Inc. are deemed to have the same  beneficial  owner.  The Class A warrants  may not be exercised if the exercise would result in the holder  beneficially owning more than 9.99% of our issued and outstanding common stock.
(12) Blackpool  Ltd.  is  organized  under  the laws of Turks &  Caicos.  Janice
     Stevens  has sole  investment  and  voting  control  over  the  securities.
     Blackpool  Ltd.  holds 400,000 shares of common stock of Chilco and Class A
     Warrants exercisable to acquire 400,000 shares of common stock at $2.00 per share for a period of one year.  Janice Stevens and John Meyer are married, and consequently,  Blackpool Ltd. and Clear Channel Inc. are deemed to have the same beneficial owner. The Class A warrants may not be exercised if the exercise would result in the holder  beneficially owning more than 9.99% of our issued and outstanding common stock.


     We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

     We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------------------------------
                                               Number of securities      Weighted-average        Number of securities
                                                to be issued upon       exercise price of       remaining available for
Category                                           exercise of         outstanding options,      future issuance under
                                               outstanding options,    warrants and rights        equity compensation
                                               warrants and rights             (b)                 plans (excluding
                                                       (a)                                      securities reflected in
                                                                                                   column (a))(c)
=======================================================================================================================
Equity compensation plans approved by                  n/a                     n/a                      n/a
security holders
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by              n/a                     n/a                      n/a
security holder
-----------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our former President, Robert Krause, provided us with management services and office premises. The management services are valued at $500 per month and the office premises are valued at $500 per month. During the year ended December 31, 2004, donated services of $6,000 (2003 -- $4,000) and donated rent expense of $6,000 (2003 -- $4,000) were charged to operations.

     We  acquired  all of the  issued  and  outstanding  common  stock  of Kubuk
International Inc. in a share exchange transaction. We appointed five new directors to our Board of Directors: Tom Liu, Wai Yung Lau, Nan Zheng Zhang, Yong Yang and Sean Sullivan. After the Closing of the Share Exchange Agreement with Kubuk, our Board of Directors consists of six members, the newly appointed board members and Gavin Roy. Tom Liu was appointed as our Chairman of the Board of Directors and Chief Executive Officer effective immediately upon the closing of the Share Exchange. Mr. Sullivan resigned as a director in December 2005, and Winston Yen was approved to our Board on December 30, 2005.

     Effective on December 29, 2005, we entered into a Consulting Agreement with Clear Channel Inc. under which we retained Clear Channel to provide us with strategic marketing and business planning consulting services and to assist us in developing corporate governance policies, recruiting qualified officers and director candidates and developing a corporate finance strategy. We paid Clear Channel a consulting fee of one million (1,000,000) shares of our common stock. The Consulting Agreement had an initial term of one year, which was subsequently extended to three years. John Meyer has sole investment and voting power over the common stock owned by Clear Channel and is married to Janice Stevens, who has sole investment and voting power over the common stock owned by Blackpool Ltd. Consequently, Clear Channel and Blackpool are deemed to have the same beneficial owner. Clear Channel was at arms length to us when the consulting agreement was negotiated.

     As of December 31, 2005, we had no major indebtedness except for loans from a major shareholder David Liu and a California corporation solely owned by Mr. Liu. Mr. Liu and his wholly-owned entity advanced payments for our web design fees, legal and accounting expenses, travel expenses, and casino renovation costs during the year. The loans were evidenced by loan agreements and promissory notes bearing zero interest. The unpaid loan balances owed to Mr. Liu and his California corporation as of December 31, 2005 were $97,289 and $96,742, respectively. We fully repaid these balances in January 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits


   3.1(1)      Articles of Incorporation

   3.2(1)      Bylaws

  10.1(2)      Share Exchange Agreement dated July 15, 2005 (previously filed as
               Exhibit 99.1)


  10.2(2)      Escrow  Agreement  dated  August  3,  2005  (previously  filed as
               Exhibit 99.2)

  10.3(2)      Contribution  Agreement dated July 26, 2005 (previously  filed as
               Exhibit 99.3)

  10.4(2)      Stock Purchase Agreement dated July 26, 2005 (previously filed as
               Exhibit 99.4)

  10.5(3)      Marketing   Services   Agreement   with   Parker    Communication
               Corporation

  10.6         Consulting Agreement with Clear Channel Inc., as amended

  10.7(3)      Form of Unit Purchase Agreement

  10.8(3)      Form of Warrant Certificate

  10.9 Loan Agreement between Chilco River Holdings Inc. and David Liu dated December 31, 2005

  10.10 Loan Agreement between Chilco River Holdings Inc. and Lottery Online U.S.A., Inc. dated December 31, 2005

  23.1         Consent of Mantyla McReynolds

  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

  32.2 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

  32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
-----------------

(1)  Previously filed on Form SB-2 dated March 8, 2004
(2)  Previously filed on Form 8-K dated August 9, 2005
(3)  Previously filed on Form SB-2 on February 17, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2005 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2005 were $9,675 and $35,676, respectively.


Audit-Related Fees

     The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above for fiscal 2004 and 2005 were nil and $3,413, respectively.

Tax Fees

     The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2004 and 2005 were nil and nil, respectively.

All Other Fees

     The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2004 and 2005 were nil and $2,102, respectively.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized: Date: March 31, 2006 Chilco River Holdings, Inc.

                                   By: /s/ Tom Liu
                                       -----------------------------
                                       Tom Liu
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date:  March 31, 2006              By: /s/ Winston Yen
                                       -----------------------------
                                       Winston Yen
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                          Officer)


     In accordance with the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  March 31, 2006                  /s/ Tom Liu
                                       -----------------------------
                                       Tom Liu, Chief Executive Officer and
                                          Director

Date:  March 31, 2006                  /s/ Winston Yen
                                      -----------------------------
                                       Winston Yen, Chief Financial Officer

Date:  March 31, 2006                  /s/ Gavin Roy
                                       -----------------------------
                                       Gavin Roy, Director

Date:  March 31, 2006                  /s/ Wai Yung Lau
                                       -----------------------------
                                       Wai Yung Lau, Director

Date:  March 31, 2006                  /s/ Yong Yang
                                       -----------------------------
                                       Yong Yang, Director

Date:  March 31, 2006                  /s/ Jack Xu
                                       -----------------------------
                                       Jack Xu, Director