Form 10QSB
period 2006-03-31
CHILCO RIVER HOLDINGS INC
filed 2006-05-15
CIK 1278595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

CHILCO RIVER HOLDINGS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0419129 (I.R.S. Employer Identification No.)

355 Lemon Avenue, Suite C Walnut, CA 91789 (Address of principal executive offices)	91789 (zip code)

Issuer’s Telephone Number:   (909) 869-7933

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

Yes        No

As of May 12, 2006 there were 21,840,667 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes        No

CHILCO RIVER HOLDINGS INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Expressed in US$)

As of March 31, 2006

ASSETS
Current Assets
Cash	$1,448,385
Accounts receivable, net of allowance for doubtful accounts
of $ 0 as of March 31, 2006	31,263
Notes receivable	60,000
Inventory	218,332
Prepaid expense & other current assets	20,439
VAT tax recoverable	136,165

Total Current Assets	1,914,584

Property, furniture & equipment,
net of accumulated depreciation of $6,775,957
as of March 31, 2006	16,309,200

Non Current Deferred Tax Asset	116,666

Total Other Assets	116,666

TOTAL ASSETS	$18,340,450

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$15,670
Accrued expenses and other payables	5,243

Total Current Liabilities	20,913

TOTAL LAIBILITIES	20,913

Shareholders' Equity
Common stock: $.001 par value, 100,000,000 authorized
shares, 21,840,667 shares issued and outstanding	21,841
Additional Paid-in Capital	20,080,348
Prepaid Stock Compensation	(1,265,000)
Accumulated Deficits	(627,481)
Accumulated Foreign Currency Adjustment	109,829

Total Shareholders' Equity	18,319,537

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,340,450

(UNAUDITED — SEE ACCOMPANYING NOTES)

CHILCO RIVER HOLDINGS INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS &
OTHER COMPREHENSIVE INCOME
(Expressed in US$)

	For the Quarter Ended March 31, 2006	For the Quarter Ended March 31, 2005

Revenues
Casino	$55,268	$971,303
Rooms	271,025	269,120
Food and Beverage	25,666	138,412
Entertainment	—
Other	—	29,281

	351,959	1,408,116
Less:Promotional Allowances	—	—

Total Revenues	351,959	1,408,116

Operating Expenses
Operating departments	104,698	345,024
General and administrative	403,433	156,478
Depreciation	185,058	237,710

Total Operating Expenses	693,189	739,212

Income (Loss) from Operations	(341,230)	668,904

Other Income and Expenses
Interest income	5,760	—
Other income/gains	98	37,756
Other expenses/losses	—	(1,188)

	5,858	36,568

Income (Loss) before income tax	(335,372)	705,472
Provision for income tax - Note 9	(12,662)	(307,048)

Net Income (Loss)	(348,034)	398,424
Other Comprehensive Income
Unrealized gain (loss) on
Foreign Currency Translation, net of tax	(7,219)	(208,752)

Total Comprehensive Income (Loss)	$(355,253)	$189,672

Basic Earnings Per Share	$(0.02)	$0.01
Diluted Earnings Per Share	$(0.02)	$0.01
Weighted Average Shares Outstanding	22,843,140	19,250,000

(UNAUDITED — SEE ACCOMPANYING NOTES)

CHILCO RIVER HOLDINGS INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US$)

	For the Quarter Ended March 31, 2006	For the Quarter Ended March 31, 2005

Cash Flows from Operating Activities
Net Income (Loss)	$(348,034)	$398,424
Adjustments to reconcile net income to cash flows
from operating activites
Depreciation	185,053	237,710
Prepaid expense via stock issuance	115,000	—
(Increase)/Decrease in account balances of:
Accounts Receivable	(7,552)	460,411
Inventory	(20,528)	(54,978)
Prepaid expense & other current assets	(6,581)	376,936
Deferred tax assets	31,834	(4,757)
Accounts payable	(48,132)	17,925
Accrued expenses and other payables	(1,777)	201,964
Foreign Taxes Payable	(61,995)	(1,205)

Cash Flows from Operating Activities	(162,712)	1,632,430

Cash Flows Used by Investing Activities
Cash paid for construction in progress	(383,629)	—

Cash Used by Investing Activites	(383,629)	—

Cash Flows from Financing Activities
Cash proceeds from shareholder loans	—	118,542
Cash repayment for shareholder loans	(190,888)	—
Cash paid for dividend	—	(1,340,789)
Cash proceeds from subscribed capital	817,150	—
Cash lent to affiliate company	(60,000)	—

Cash Used in Financing Activities	566,262	(1,222,247)

Other comprehensive income from current year	(7,219)	(208,752)

Net Change in cash and cash equivalents	12,702	201,431

Cash and cash equivalents at the beginning of year	1,435,683	1,404,042

Cash and cash equivalents at the end of year	$1,448,385	$1,605,473

Supplemental Disclosure Information:
Cash paid during the year for interest	—	—

Cash paid during the year for income taxes	$74,728	$145,500

(UNAUDITED — SEE ACCOMPANYING NOTES)

Chilco River Holdings, Inc.
Notes To The Condensed Consolidated Financial Statements
March 31, 2006

Preliminary Note

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three-month period ended March, 31, 2006, are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Audit for the year ended December 31, 2005.

1.	Business Organization and Reorganization

Chilco River Holdings, Inc. (CRH, or the Company) was incorporated in the State of Nevada on May 8, 2003. The Company acquired a 100% interest in 16 mineral claim units located in British Columbia, Canada in November 2003. After the completion of a preliminary exploration report on the claim, the Company has suspended any mineral exploration effort. The properties were returned to the transferor in April, 2006 and the Company no longer holds any interest in mineral claims or properties.

Bruce Grupo Diversion SAC (BGD) was formed on March 1, 1996 and registered at the Registry for Legal Persons of Lima, Peru on April 28, 1996. BGD owned a fourteen-story building and a four-story adjacent structure that are operated as a casino and a hotel (the Bruce Hotel/Casino). Bruce Hotel/Casino is licensed to operate slot machines, a night club, discothèques, and a restaurant. As of February 2005, the casino consisted of traditional gaming tables (blackjack, roulette, craps and poker) in the second floor (the gaming floor) of the main building and of about 220 slot machines in the ground floor (the slot room).

Kubuk International, Inc. (KII) is a California corporation and was incorporated on January 7, 2002. The majority shareholders of KII also control 99% of total voting stock of BGD.

Kubuk Investment S.A.C. (KISAC) was formed in year 2001 by the majority shareholders of KII in Peru. KII’s majority shareholders also formed Kubuk Gaming S.A.C. (KGSAC) in year 2005 in Peru.

Starting on August 4, 2001, BGD and KISAC entered into a series of sale and purchase agreements (Sale and Purchase Agreements) of the hotel assets and certain casino properties owned and operated by BGD for purpose of transferring these properties to KISAC. Total consideration for all Sale and Purchase Agreements was in the amount of S/. 62,970,744 (US$19,357,745 using spot rate of 3.253:1 on May 21, 2005). On May 21, 2005, all assets subject to the scope of the sale and purchase agreements were transferred to and received by KISAC, which then commenced to carry on the hotel lodging businesses of Bruce Hotel/Casino. The only assets that were transferred to KISAC are the assets as listed under “Property, Furniture, and Equipment” on the balance sheet. All other assets and liabilities continue to belong to BGD and will subsequently be distributed to its current shareholder. The accounting treatment used by KISAC to record the transfer of the assets followed the guidance for transactions between entities under common control as described in FAS 141, Business Combinations. This standard requires that the receiving entity use the carrying amount of the assets of the transferring entity. Therefore, no fair market value adjustments were made to the transferred assets. Furthermore, in accordance with Article 11-01(d)

Chilco River Holdings, Inc.
Notes To The Condensed Consolidated Financial Statements
March 31, 2006

of Regulation S-X, this transaction was treated as a business acquisition since the revenue-producing activity remained generally the same as before the transaction. Specifically, KISAC retained the following: physical facilities, employee base, customer base, operating rights, operation techniques, and trade name.

The gaming floor of Bruce Hotel/Casino has been temporarily closed for renovation since March 2005. During the renovation, BGD continued to operate slot machines in the casino until July 1, 2005, when MINCETUR, the gaming authority of Peru, issued gaming licenses to KGSAC. KGSAC then took over the slot machine operations and conducted all other gaming activities of Bruce Hotel/Casino until November 2005. In anticipation of the start of the planned renovation, the Company suspended the slot room operation and closed the restaurant to the general public in November 2005. As of December 31, 2005, the Company carried out only the hotel lodging operations.

On June 15, 2005, KII and the shareholders of KISAC and KGSAC entered into an Agreement and Plan of Reorganization (the Reorganization Agreement), under which KII issued 50,920,000 shares of common stock to the shareholders of KISAC and KGSAC in exchange for their entire ownership holdings of KISAC and KGSAC. After completion of the transactions under the reorganization agreement, both KISAC and KGSAC were 100% owned by KII.

On July 15, 2005, CRH entered into a Share Exchange Agreement with KII and certain representatives of its shareholders. Under the terms of the Share Exchange Agreement, CRH agreed to acquire all of the issued and outstanding capital stock of KII from KII’s shareholders. On August 3, 2005, CRH completed the acquisition of KII in accordance with the terms of the Share Exchange Agreement by issuing 19,250,000 Exchange Shares to shareholders of KII as consideration. KII had 51,000,400 shares of common stock issued and outstanding at the time of acquisition. Its shareholders received 0.3749970588 Exchange Shares for each share of KII common stock tendered. In connection with the closing of the Share Exchange, the founding shareholder and two former officers and directors of CRH agreed to contribute an aggregate of 3,964,000 shares of the CRH common stock to the Company as an additional capital contribution. The shares were cancelled effective as of August 3, 2005.

Chilco River Holdings, Inc.
Notes To The Condensed Consolidated Financial Statements
March 31, 2006

2.	Significant Accounting Policies

(a)	Principles of Consolidation

The financial statements include the accounts of CRH and KII, as well as the accounts of the latter’s wholly-owned Peruvian subsidiaries, KISAC and KGSAC, formerly Bruce Grupo Diversion SAC. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions.

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

Chilco River Holdings, Inc.
Notes To The Condensed Consolidated Financial Statements
March 31, 2006

In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. There was no promotional allowance for the three months ended March 31, 2006 as all casino and slot machine operations are temporarily suspended for renovation.

(f)	Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred income tax asset and liability balances are netted, as applicable, when they represent deferred amounts within the same taxing jurisdiction.

(g)	Basic and Diluted Earnings per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders, by the weighted average number of common shares outstanding, net of common stock held in the treasury for the year. Diluted earnings per share were computed using the “treasury stock method” under SFAS No. 128 “Earnings per Share.”

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

Chilco River Holdings, Inc.
Notes To The Condensed Consolidated Financial Statements
March 31, 2006

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

The Company maintains substantially all of its day-to-day operating cash balances with Peruvian commercial banks and a California bank. Deposits with the California bank are insured by Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 2006, the Company had an exposure in the amount of $68,624 that exceeded the FDIC insurance coverage. The banks or financial institutions in Peru may not provide sufficient deposit insurance coverage on the Company’s cash positions.

(k)	Shares-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based

Chilco River Holdings, Inc.
Notes To The Condensed Consolidated Financial Statements
March 31, 2006

on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company has adopted the provisions under SFAS 123R as of March 31, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

(l)	Impact of New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In December 2005 the SEC’s advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

The FASB issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the

Chilco River Holdings, Inc.
Notes To The Condensed Consolidated Financial Statements
March 31, 2006

requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

(m)	Reclassifications

Certain amounts have been reclassified in the prior year’s financial statements to conform to the current year’s presentation.

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

The Company conducts its gaming business at Bruce Casino in US Dollars and the Peruvian Nuevo Soles. The hotel and other business activities are operated using both US Dollars and the Nuevo Soles. The functional currency of the Peruvian subsidiaries’ is the Nuevo Soles, whereas the functional currency of the US parent is the US dollar. Account balances on the balance sheet are translated into US Dollars equivalents using the spot rate of 3.382:1 and 3.261:1 on March 31, 2006 and 2005, respectively, while the results of operations are translated into US Dollars equivalents using the weighted average exchange rates for each quarter presented.

4.	Related Party Transactions

As of March 31, 2006, the Company made a short-term business loan in the amount of $60,000 to Szchuan Enterprises, Ltd., a Canadian Corporation. The loan is secured by a promissory note for a term of six-months. The loan bears an interest rate of 4.39% per annum and is mature on August 9, 2006. Yong Yang is an affiliate of Szchuan Enterprises, Ltd. and a director of CRH.

Chilco River Holdings, Inc.
Notes To The Condensed Consolidated Financial Statements
March 31, 2006

5.	Issuance of Common Stock and Warrants

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

6.	Cancellation of Shares

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

We failed to raise a total of $5,000,000 in financing within thirty days of receiving the Kubuk audited financial statements, which resulted in a the release of the escrowed shares. The 2,000,000 shares were tendered to our company for cancellation and cancelled during the quarter ended March 31, 2006.

Item 2.    Plan of Operation.

        All statements other than statements of historical or current facts included in this report on Form 10-QSB or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, those discussed under the caption “Risk Factors” attached as Exhibit 99.1 to the Company’s SB-2/A Registration Statement, filed with the Securities and Exchange commission on May 5, 2006, and incorporated herein by reference, as well as the following:

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

Overview

        We, Chilco River Holdings, Inc., through our wholly-owned subsidiaries, own all of the assets of and operate the Bruce Hotel and Casino. The Bruce Hotel and Casino is located Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, Peru, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Bruce Hotel and Casino is a “destination” hotel and casino location for visitors traveling to the Republic of Peru, and we cater to local and foreign visitors, including visitors from the People’s Republic of China. The Bruce Hotel and Casino business consists of a hotel, restaurants, a gaming casino and real property. We acquired the Bruce Hotel and Casino in connection with a Share Exchange transaction with the shareholders of Kubuk International, Inc., which we refer to in this report as Kubuk, on July 15, 2005. The Bruce Hotel and Casino is a full-service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel encompasses several dining facilities and a full-featured Gambling Casino with traditional gaming tables and slot machines.

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

        We maintain our registered agent’s office at 6100 Neil Road, Suite 500, Reno, Nevada 89511, and an office at the Bruce Hotel and Casino at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima. Our executive offices are located at 355 Lemon Ave., Suite C, Walnut, CA 91789, and our phone number is (909) 869-7933.

History

        We were incorporated on May 8, 2003 under the laws of the State of Nevada.

Our Abandoned Mineral Exploration Business

        We were previously engaged in the business of acquiring mineral exploration properties. We purchased all right, title and interest in one unpatented claim in the New Westminster Mining Division of the Province of British Columbia, known as the PEG Claim under an agreement dated November 3, 2003. We were unable to secure funding to conduct additional exploration work on the PEG Claim and we suspended work on the PEG Claim. Our management began exploring other business opportunities at the beginning of 2005. After we acquired our interest in the Bruce Hotel and Casino in April 2006, we abandoned the PEG Claim by giving notice to the property owner to terminate the agreement. We are no longer engaged in the mineral exploration business. We no longer own any mineral exploration properties.

Explanatory Note on Financial Statements

        The condensed consolidated financial statements included in this quarterly report on Form 10-QSB have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2006, and our results of operations and cash flows for the three-month periods ended March 31, 2006. The results of operations for the three-month periods ended March 31, 2006 are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Audit for the year ended December 31, 2005.

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

Plan of Operation

        We intend to continue the operations of the Bruce Hotel and Casino over the next twelve months and beyond. The Bruce Hotel and Casino is located at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Bruce Hotel and Casino is a “destination” hotel and casino location for visitors traveling to the Republic of Peru, including tourists from the People’s Republic of China. The casino and slot room are also popular with local residents in Peru.

          The Bruce Hotel & Casino is a full service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel encompasses several dining facilities and a full featured Gambling Casino with traditional gaming tables and slot machines.

Hotel

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

        The Miraflores District is one of the most important financial and commercial centers of Lima and approximately 20 minutes from the historical center of Lima. The Bruce Hotel and Casino is supported by urban infrastructure, such as asphalt roads, concrete sidewalks, city water and sewage, public electricity and garbage collection and phone lines. The Bruce Hotel and Casino is located on commercial property and is located on a major thoroughfare. Our casino and restaurants attract local residents in Lima, Peru, and we believe a significant amount of our historical gaming revenue was derived from local residents. We have a historic occupancy rate of our hotel averaging approximately 70% during 2004 and 2005. Our occupancy rate is not generally subject to seasonal fluctuation. The following table sets forth the occupancy rate for our hotel during 2005 and the first three months of 2006:

Hotel Average Occupancy Rate
Month	2005	2006

January	52.37%	64.88%
February	78.75%	68.31%
March	77.19%	70.85%
April	69.57%
May	63.11%
June	83.68%
July	76.02%
August	67.27%
September	67.34%
October	71.46%
November	65.93%
December	82.67%

Restaurants

        The Bruce Hotel & Casino featured two full service restaurants serving Chinese and international cuisine. The restaurants seated 200 guests, respectively. The Bruce Hotel & Casino holds a retail liquor license. The restaurants were closed for renovation in November 2005.

Gaming Casino

        The gaming casino is a full featured casino with 20 traditional gaming tables (blackjack, roulette, craps and poker) and approximately 220 slot machines. The casino is located on the second floor of the Hotel and is approximately 622 square meters. The casino features two full bars, VIP area and can accommodate 300 guests.

        We hold two gaming licenses for the operation of our casino and slot room, which were granted in 2005. These gaming licenses are valid for five years.

        The gaming casino operates under a gaming license issued to Kubuk Gaming SAC by the Republic of Peru. The gaming casino is currently closed for remodeling and is scheduled to reopen to the public in the last half of 2006, assuming adequate financing is available.

Slot Room

        The slot room is located on the first floor of the Hotel next to the lobby. The slot room features 220 slot machines and can accommodate approximately 300 guests. The slot room was closed for renovation in November 2005. As of March 31, 2006, we have leased out over 130 slot machines that are retired from the slot room to other local slot parlor operators under various lease terms and profit-sharing agreements. We expect to lease out essentially all of the old slot machines in the next few months. These operating leases vary in terms and average $10 pre machine per day in net rental income. We believe the slot machine rental income should continue at least through the end of year 2007.

Real Property

        Kubuk owns all of the real property and assets used in the operation of the Bruce Hotel and Casino. The property consists of one seven-story building and one fourteen-story building that are physically connected and have been configured for use as a hotel, casino and office space. Kubuk uses the office space in connection with its business and does not rent office space to third parties. The property also includes a parking garage. Kubuk owns all of the fixtures, improvements, systems, furniture, gaming machines and gaming tables and the other contents currently used in the business of the Bruce Hotel and Casino.

        The renovation of our casino, slot room and restaurants are expected to be completed in the last half of 2006, assuming financing is available. We expect to raise approximately $5 million to complete the renovations.

        Historically, our operating revenue was derived from the following aspects of our business, expressed as percentages relative to total revenue:

	1st Qtr 2006	Year 2005	Year 2004

Casino	16%	58%	82%

Rooms	77%	25%	9%

Food & Beverage	7%	11%	5%

Other	0%	6%	4%

Total	100%	100%	100%

Satisfaction of cash obligations for the next twelve months.

        Aside from the cash requirements for the Bruce Casino renovation projects, we believe that the cash flow from our hotel and the rental of the old slot machines is sufficient to meet our minimum operating cash requirements to continue as a going concern for the next twelve months. We intend to use a combination of available cash and additional financing to meet obligations over the next twelve months, including the cost of renovation of the casino and restaurant at an estimated amount of $4,500,000. As of March 31, 2006, we raised approximately $2,000,000, we have allocated $1,000,000 of the proceeds of the offering to renovate our casino floor and $1,000,000 toward marketing efforts to promote our business. We intend to secure additional financing in the amount of $5,000,000 in one or more transactions as soon as practicable. These financing transactions may involve collateralized borrowing, equity securities offerings, or a combination of both. We intend to use the proceeds from these transactions, if any, to expand, renovate and modernize the current facilities of the Bruce Hotel and Casino. We expect to fund the remaining cash requirement of the renovation and acquisition of new equipment through additional capital infusions, including the proceeds from the exercise of the Class A warrants, if any, and future offerings. If we are unable to raise the funds to complete the renovations in debt or equity transactions, we intend to fund completion of the renovations through cash flow from operations and reopen the casino in stages. We currently have no firm commitments with respect to additional financing, and cannot assure you that such financing will be available.

Summary of any product research and development that we will perform for the term of the plan.

         In April 2006 we started a software development project in Shenzhen, China by contracting several programmers to develop an internet based computer gaming application for the potential future licensing to interested third parties. We anticipate that we will spend approximately $115,000 on software development during the next 12 months, assuming adequate financing is available. The success of this software development project depends heavily on our ability to raise sufficient capital or borrowing from debt to fund the project through its feasibility test stage. If, for any reason, we have difficulties raising financial resources to complete the casino and hotel renovation, we will have to delay or suspend the software development project.

Expected purchase or sale of plant and significant equipment.

        Prior to the completion of renovation and reopening of the gaming room, we will have to acquire additional gaming equipment and hotel furniture. Estimated costs of the acquisition of equipment, furniture, and improvements are as follows:

Slot Machines	$2,750,000
Other casino equipment	$ 850,000
Building improvements and furniture	$ 300,000
Restaurant and lounge	$ 300,000

        The Company is in preliminary negotiation with a slot machine manufacturer based in Hong Kong for a proposed transaction under which the Company may acquire exclusive rights to manufacture low price slot machines and distribute them in central and south American markets. We are only in preliminary discussions with the manufacturer and do not have any definitive agreement with respect to these rights.

Significant changes in number of employees.

        We anticipate that we will hire approximately 50 to 70 employees prior to reopening our casino, slot room, and restaurant in the second half of 2006, assuming adequate financing is available.

Results of Operations for the Three Months Ended March 31, 2006 and 2005.

        The Company had revenues of $351,959 during the three months ended March 31, 2006, compared to revenues of $1,408,116 during the same period in 2005. Overall revenues were down 75% for the three-month comparative periods. The lower revenues during the three-month period in 2006 compared to 2005 are a direct result of the closure of the Company’s casino floor for renovation in March 2005 and subsequent closure of the slot room in November 2005. The restaurant in the third floor of Bruce Hotel was also closed to the public shortly after the closure of the slot room.

        Operating expenses during the three-months ended March 31, 2006 were $693,189, compared to $739,212 for the same period in 2005. Despite substantial reduction in labor and other variable costs associated with the closure of the casino and slot room since 2005, operating expenses for the first quarter of 2006 decreased by only $46,024 due to increased marketing expenses, including legal and accounting costs, $100,000 in expenses under our marketing program, and $115,000 amortization of consulting service expense, prepaid by issuance of our stock to a service provider during the first quarter of 2006. We had no legal and other SEC compliance costs in the three-month period in 2005 at Kubuk, or its predecessor Bruce Grupo Diversion SAC. Consequently, loss from operation for the three-month period ended March 31, 2006 was $(341,230), compared to income from operation in the amount of $668,904 for the same period in 2005. Income (loss) from operation as a percentage of revenue for the three-month periods ended March 31, 2006 and 2005 was (97)% and 48%, respectively. The lower income from operation during the three-month period in 2006 compared to 2005, was a direct result of the closure of the Company’s casino floor and slot room in 2005 for renovation and the increased public company compliance costs following the reverse merger transaction in July 2005.

        Net loss, after other income and expenses and provision for income taxes, was $(348,034) (a net loss of $0.02 per share) for the three-month period ended March 31, 2006, compared to net income of $398,424 ($0.01 per share) for the three months ended March 31, 2005. The Company paid income taxes of $12,662 and $307,048 for the three-month periods ended March 31, 2006 and 2005, respectively.

        The Company had a loss on foreign currency translation of $(7,219) during the three-month period ended March 31, 2006, compared to a $(208,752) loss during the same period in 2005.

        The Company’s revenues during the periods after the closure of the Company’s slot room and restaurant in November 2005 was principally derived from hotel revenue and revenue from rental of old slot machines. The Company does not anticipate that revenues will return to historical levels until the renovation of its casino floor is completed. The Company has several fixed costs related to its operations, which resulted in higher operating expenses and lower operating revenue as a percentage of sales. The Company anticipates that its expenses as a percentage of sales will remain at approximately the same level until its casino floor is fully operational. The Company is currently seeking to raise $5 million to renovate and modernize the current facilities of the Bruce Hotel & Casino. The Company has no firm commitments to raise such capital to complete such renovations. If the Company is successful in raising the capital required for the renovations, the Company may temporarily close its entire operations for up to two months to complete the renovation. Such a closure is expected to have a material impact on the results of operations during the periods in which the operations are suspended. However, the Company anticipates that renovation will improve the Company’s revenues and profitability when complete.

Liquidity and Capital Resources

        The Company believes it will have sufficient cash flows from operations to fund its working capital requirements. However, the Company is in the process of completing a comprehensive renovation of the Bruce Hotel & Casino to improve its results of operations and will require additional capital to complete the remodel of the casino and resume operations of the casino floor. The Company is currently seeking to raise $5 million in capital to complete the renovation. The Company has no firm commitments to for such financing.

        As of March 31, 2006, we had no major indebtedness. At the beginning of the quarter ended March 31, 2006, we had outstanding loans from a major shareholder, David Liu, and a California company solely owned by Mr. Liu. These loans were created as Mr. Liu made advance payments for our web design fees, legal and accounting expenses, travel expenses, and casino renovation costs during the year ended December 31, 2005. The loans are evidenced by loan agreements and promissory notes bearing zero interest. The outstanding balance on these loans at the beginning of the quarter were $97,289 to Mr. Liu and $96,742 to his California company. We fully repaid these loans in January 2006.

        Cash flow from operations during the three months ended March 31, 2006, were significantly lower than cash flow from operations during the same period in 2005. The Company’s revenues during the periods after the closure of the Company’s slot room and restaurant in November 2005 was principally derived from hotel and rental of old slot machines. The Company does not anticipate that revenues will return to historical levels until the renovation of its casino floor is completed. The Company has several fixed costs related to its operations, which resulted in higher operating expenses and lower operating revenue as a percentage of sales. The Company anticipates that its cash flow from operations will remain at approximately the same level until its casino floor is fully operational.

        As of March 31, 2006, the Company had current assets of $1,914,584, including cash and cash equivalents of $1,448,385, and current liabilities of $20,913. The Company had working capital of $1,893,617. We have commitments and contractual obligations for the Company during the next 12 months of $665,000. The Company did not have any long-term debt as of March 31, 2006. Aside from cash requirement for the renovation of the casino and hotel, the Company believes that its cash flow from operations and its working capital will be sufficient to fund its operating cash requirements for the next twelve months and beyond.

        We currently have no alternative sources of funding, and we currently rely on cash flow from our hotel to meet our working capital requirements. Our current plan is to reopen our entire gaming and restaurant operations once we have completed all of the renovations; however, if funds are not available to complete all of the renovations, we may reopen portions of our gaming operation in stages as renovations are completed beginning with our casino floor then our slot room.

        During the quarter ended March 31, 2006, we made a $60,000 short-term loan to Szchuan Enterprises, Ltd. Yong Yang is an affiliate of Szchuan Enterprises, Ltd. and a director of CRH.

        We anticipate that the current $1 million funding allocated towards renovations will only be sufficient to fund renovation of our casino floor and purchase of gaming equipment, which is estimated to cost approximately $900,000. We do not expect to reopen our slot room until we raise $2.7 million in additional financing to purchase slot machines for our slot room. Total costs to renovate our slot room and purchase slot machines is approximately $2.8 million. We estimate the costs to complete renovation of our restaurant and lounge will be approximately $300,000. While we have sufficient cash flow and working capital to reopen our casino floor in the second half of 2006, we do not believe we have sufficient cash flow and working capital to completely renovate our slot room or restaurants if the required funding is not raised through additional financing or equity sources. In which case we will reopen the restaurant, which facilities have been kept intact during the temporary closure and are still used to serve meals to hotel guests, to the public and casino patrons along with the reopening of the casino floor. We will not start renovating the restaurant and creating the new lounge area until the renovation of slot room is completed or until sufficient funding for all renovation projects is secured.

        Historically, in 2004, casino and slot machine revenue accounted for 82% (approximately $8.75 million) of out total revenue. We estimate that slot machine revenue accounted for 45% ($3.96 million) of total casino and slot machine revenue. We project that our future annual revenue will exceed 2004 historical revenue of $10.7 million if we are able to complete our renovations. If we are able to complete renovations of our casino floor, we estimate that annual casino revenues should increase to approximately $6.4 million. If we complete renovations of our slot room, we estimate that annual slot machine revenue should increase to approximately $6.5 million. Restaurant revenue has historically, based on 2004 revenue, accounted for approximately 4.67% ($500,000) of our total revenue.

        We believe that we have sufficient cash flows from the operation of our hotel and the rental of old slot machines to continue as a going concern even without our casino, slot room, and restaurant operations.

        We anticipate that we will be able to complete the renovation of our casino, slot room, and restaurant in the second half of 2006, assuming we are able to raise adequate financing prior to the end of July 2006. We are currently negotiating with potential investors to raise such funds; however, we currently do not have any firm commitments for such financing. If we are unable to raise sufficient capital through equity financing, we may seek to mortgage our real property and assets. We estimate that we can complete the renovations in 3-5 months after we receive sufficient funding.

Off-Balance Sheet Arrangements

        The Company had no off-balance sheet transactions.

Subsequent Events

        As of date of this 10-QSB filing, there are no material subsequent events.

Item 3.    Controls and Procedures

        We maintain disclosure controls and procedures which are adequately designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the applicable rules and forms. As of the end of the period covered by this report, our responsible officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our responsible officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

        There were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1 through 4 of Part II are not applicable.

Item 1A.    Risk Factors

        As of May 15, 2006, there have been no material changes from risk factors as previously disclosed in the Company’s Form 10-KSB, filed March 31, 2006.

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

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Chilco River Holdings Inc.

By:  /s/ Tom Yu Liu
      __________________________________________
       Tom Yu Liu
        Chief Executive Officer
       (Principal Executive Officer)

Date:   May 15, 2006

By:  /s/ Winston Yen
      __________________________________________
       Winston Yen
        Chief Financial Officer
       (Principal Financial and Accounting Officer)

Date:   May 15, 2006