Form 10QSB
period 2006-06-30
CHILCO RIVER HOLDINGS INC
filed 2006-08-16
CIK 1278595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Yes        No

As of August 15, 2006 there were 47,348,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes        No

i

Explanatory Note:  On July 5, 2007, Chilco River Holdings Inc. effected a two-for-one split by way of stock dividend. Each shareholder of record on July 5, 2006 at 5:00 p.m. (Eastern Time) received one additional share of common stock. On July 5, 2006, there were 21,840,667 shares of common stock issued and outstanding. After giving effect to the stock dividend, the Company had 43,681,334 shares. Information contained in this quarterly report gives retroactive effect to the stock dividend.

CHILCO RIVER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET
(Expressed in US$)

June 30, 2006

ASSETS
Current Assets
Cash	$ 794,337
Accounts receivable, net of allowance for doubtful accounts
of $ nil as of June 30, 2006	84,797
Note receivable	60,000
Inventory	207,314
Prepaid expense & other current assets	106,009
VAT tax recoverable	119,351

Total Current Assets	1,371,808

Property, furniture & equipment,
net of accumulated depreciation of $6,961584
as of June 30, 2006	16,644,581

Non Current Deferred Tax Asset	116,666

Total Other Assets	116,666

TOTAL ASSETS	$ 18,133,055

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 32,471
Accrued expenses and other payables	254,510

Total Current Liabilities	286,981

TOTAL LIABILITIES	286,981

Shareholders' Equity
Common stock: $.001 par value, 100,000,000 authorized
shares, 43,681,334 shares issued and outstanding	43,681
Additional Paid-in Capital	20,058,508
Prepaid Stock Compensation	(1,150,000)
Subscribed Capital	—
Accumulated deficit	(1,215,581)
Accumulated Foreign Currency Adjustment	109,466

Total Shareholders' Equity	17,846,074

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 18,133,055

(Unaudited — See Accompanying Notes)

CHILCO RIVER HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in US$)

	Three Months Ending June 30,		Six Months Ending June 30,

	2006	2005	2006	2005

Revenues
Casino	$117,108	$778,564	$172,376	$1,749,867
Rooms	272,857	345,463	543,883	614,583
Food and Beverage	25,303	96,563	50,968	234,975
Other	—	32,988	—	62,270

Less: Promotional Allowances	—	—	—	—

Total Revenues	415,268	1,253,578	767,227	2,661,695

Operating Expenses
Operating departments	148,549	238,991	253,246	584,015
General and administrative	659,778	209,831	1,063,211	366,310
Depreciation	185,628	144,322	370,686	382,032

Total Operating Expenses	993,955	593,144	1,687,143	1,332,357

Income from Operations	(578,687)	660,434	(919,916)	1,329,338

Other Income and Expenses
Interest income	7,530	24,898	13,289	62,654
Other income/gains	64	6,265	162	5,077
Other expenses/losses	—	(34,969)	—	(34,969)

	7,594	(3,806)	13,451	32,762

Income before income tax	(571,093)	656,628	(906,465)	1,362,100
Provision for income tax	(17,008)	(100,010)	(29,670)	(407,058)

Net Income (Loss)	(588,101)	556,618	(936,135)	955,042

Other Comprehensive Income
Unrealized gain (loss) on
Foreign Currency Translation, net of tax - Note	(362)	262,443	(7,581)	53,691

Total Comprehensive Income	$(588,463)	$819,061	$(943,716)	$1,008,733

Basic Earnings Per Share	$(0.01)	$0.01	$(0.02)	$0.02
Diluted Earnings Per Share	$(0.01)	$0.01	$(0.02)	$0.02
Weighted Average Shares Outstanding	43,681,334	38,500,000	44,683,807	38,500,000

(Unaudited — See Accompanying Notes)

CHILCO RIVER HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US$)

	For the Six Months Ended June 30,
	2006	2005

Cash Flows from Operating Activities
Net Income	$(936,135)	$955,042
Adjustments to reconcile net income to cash flows
from operating activities
Depreciation	370,680	151,000
Prepaid expense via stock issuance	230,000	—
(Increase)/Decrease in account balances of:
Accounts receivable	(61,085)	(380,881)
Other receivable	—	(116,265)
Inventory	(9,510)	(83,194)
Prepaid expense & other current assets	(92,151)	836,182
Other assets	48,648	851
Increase/(Decrease) in account balances of:
Accounts payable	(31,331)	(121,170)
Accrued expenses and other payables	247,489	(56,300)
Foreign Taxes Payable	(61,995)	—

Cash Flows from Operating Activities	(295,390)	1,185,265

Cash Flows Used by Investing Activities
Purchase of properties and equipment	—	(404,983)
Cash paid for construction in progress	(904,637)	—

Cash Used by Investing Activities	(904,637)	(404,983)

Cash Flows from Financing Activities
Cash lent to affiliate company	(60,000)	—
Cash repayment for shareholder loans	(190,887)	(47,989)
Cash paid for dividend	—	(2,753,086)
Proceeds from issuance of common stock-Kubuk Investment	—	1,022,041
Proceeds from issuance of common stock-Kubuk Gaming	—	6,144
Cash proceeds from subscribed capital	817,150	—

Cash Used in Financing Activities	566,263	(1,772,890)

Other comprehensive income from current year	(7,582)	1,181,575

Net Change in cash and cash equivalents	(641,346)	188,967
Cash and cash equivalents at the beginning of year	1,435,683	1,425,999

Cash and cash equivalents at the end of year	$794,337	$1,614,966

Supplemental Disclosure Information:
Cash paid during the year for interest	—	—
Cash paid during the year for income taxes	$133,946	$407,058

(Unaudited — See Accompanying Notes)

Chilco River Holdings, Inc.
Notes To The Consolidated Financial Statements
June 30, 2006
Unaudited

Preliminary Note

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2006, are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2005.

1.	Business Organization and Reorganization

Chilco River Holdings, Inc. (CRH, or the Company) was incorporated in the State of Nevada on May 8, 2003. The Company acquired a 100% interest in 16 mineral claim units located in British Columbia, Canada in November 2003. After the completion of a preliminary exploration report on the claim, the Company has suspended any mineral exploration effort. The Company holds no mineral property interests at June 30, 2006.

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

Starting on August 4, 2001, BGD and KISAC entered into a series of sale and purchase agreements (Sale and Purchase Agreements) of the hotel assets and certain casino properties owned and operated by BGD for purpose of transferring these properties to KISAC. Total consideration for all Sale and Purchase Agreements was in the amount of S/. 62,970,744 (US$19,357,745 using spot rate of 3.253:1 on May 21, 2005). On May 21, 2005, all assets subject to the scope of the sale and purchase agreements were transferred to and received by KISAC, which then commenced to carry on the hotel lodging businesses of Bruce Hotel/Casino. The only assets that were transferred to KISAC are the assets as listed under “Property, Furniture, and Equipment” on the balance sheet. All other assets and liabilities continue to belong to BGD and will subsequently be distributed to its current shareholder. The accounting treatment used by KISAC to record the transfer of the assets followed the guidance for transactions between entities under common control as described in FAS 141, Business Combinations. This standard requires that the receiving entity use the carrying amount of the assets of the transferring entity. Therefore, no fair market value adjustments were

Chilco River Holdings, Inc.
Notes To The Consolidated Financial Statements
June 30, 2006
Unaudited

made to the transferred assets. Furthermore, in accordance with Article 11-01(d) of Regulation S-X, this transaction was treated as a business acquisition since the revenue-producing activity remained generally the same as before the transaction. Specifically, KISAC retained the following: physical facilities, employee base, customer base, operating rights, operation techniques, and trade name.

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

On July 15, 2005, CRH entered into a Share Exchange Agreement with KII and certain representatives of its shareholders. Under the terms of the Share Exchange Agreement, CRH agreed to acquire all of the issued and outstanding capital stock of KII from KII’s shareholders. On August 3, 2005, CRH completed the acquisition of KII in accordance with the terms of the Share Exchange Agreement by issuing 19,250,000 Exchange Shares to shareholders of KII as consideration. KII had 51,000,400 shares of common stock issued and outstanding at the time of acquisition. Its shareholders received 0.3749970588 Exchange Shares for each share of KII common stock tendered. In connection with the closing of the Share Exchange, the founding shareholder and two former officers and directors of CRH agreed to contribute an aggregate of 3,964,000 shares of the CRH common stock to the Company as an additional capital contribution. The shares were cancelled effective as of August 3, 2005. See Note 6 for information regarding the related escrow agreements and share contribution agreement.

The Company established a software development center in Shenzhen, China in April 2006 for the purposes of developing an online poker software and other devices related to online gaming activities. The Company intends to, after

Chilco River Holdings, Inc.
Notes To The Consolidated Financial Statements
June 30, 2006
Unaudited

successful software development and testing, license the online gaming software to third parties qualified to conduct licensed online gaming activities outside of the United States in jurisdictions where on-line gaming is legal. The Company has applied to the local government in China for the foreign business branch office status for its Chinese software development center.

On July 5, 2007, the Company effected a two-for-one split by way of stock dividend. Each shareholder of record on July 5, 2006 at 5:00 p.m. (eastern time) received one additional share of common stock. On July 5, 2006, there were 21,840,667 shares of common stock issued and outstanding. After giving effect to the stock dividend, the Company had 43,681,334 shares of common stock outstanding. These financial statements give retroactive effect to the stock dividend.

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

Chilco River Holdings, Inc.
Notes To The Consolidated Financial Statements
June 30, 2006
Unaudited

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

In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. There was no promotional allowance for the six months ended June 30, 2006 as all casino and slot machine operations are temporarily suspended for renovation.

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

Chilco River Holdings, Inc.
Notes To The Consolidated Financial Statements
June 30, 2006
Unaudited

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

The Company maintains substantially all of its day-to-day operating cash balances with Peruvian commercial banks and a California bank. Deposits with the California bank are insured by Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of June 30, 2006, the Company had an exposure in the amount of $445,767 that exceeded the FDIC insurance coverage. The banks or financial institutions in Peru may not provide sufficient deposit insurance coverage on the Company’s cash positions.

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

Chilco River Holdings, Inc.
Notes To The Consolidated Financial Statements
June 30, 2006
Unaudited

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

Chilco River Holdings, Inc.
Notes To The Consolidated Financial Statements
June 30, 2006
Unaudited

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

The Company conducts its gaming business at Bruce Casino in US Dollars and the Peruvian Nuevo Soles. The hotel and other business activities are operated using both US Dollars and the Nuevo Soles. The functional currency of the Peruvian subsidiaries’ is the Nuevo Soles, whereas the functional currency of the US parent is the US dollar. Account balances on the balance sheet are translated into US Dollars equivalents using the spot rate of 3.4066 and 3.2550:1 on June 30, 2006 and 2005, respectively, while the results of operations are translated into US Dollars equivalents using the weighted average exchange rates for each six-month period presented.

Chilco River Holdings, Inc.
Notes To The Consolidated Financial Statements
June 30, 2006
Unaudited

4.	Related Party Transactions

As of June 30, 2006, the Company made a short-term business loan in the amount of $60,000 to Szchuan Enterprises, Ltd., a Canadian Corporation. The loan is secured by a promissory note for a term of six-months. The loan bears an interest rate of 4.39% per annum and is mature on August 9, 2006. Yong Yang is an affiliate of Szchuan Enterprises, Ltd. and a director of CRH. The Company received the full payment of 61,317 for the principal balance of the loan and related interest on July 19, 2006.

The Company incurred over $41,000 of cash expenditures, including amounts capitalized as computer equipments and office furniture, at its software development center in Shenzhen, China from April to June 30, 2006. $21,868 of these Shenzhen expenditures have been advanced by a director of the Company. No interest has been accrued for the amount advanced. The Company intends to pay back the amount advanced by the director during the next fiscal quarter.

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

Chilco River Holdings, Inc.
Notes To The Consolidated Financial Statements
June 30, 2006
Unaudited

6.	Cancellation of Shares

During the third quarter of the year ended December 31, 2005, we issued a notice of default under the terms of the Escrow Agreement related to an aggregate of 2,000,000 shares of common stock placed into escrow in connection with the Share Exchange. Kubuk International, Inc. had obligations to Nefilim Associates, LLC, a Massachusetts limited liability company, T Morgan LLC, a Delaware limited liability company, and Sean Sullivan to issue capital stock of Kubuk or an entity acquired by or acquiring Kubuk upon satisfaction of certain conditions under the terms of Consulting Agreements dated May 9, 2005 with respect to Sean Sullivan, May 19, 2005 with respect to Nefilim Associates, LLC and June 1, 2005 with respect to T Morgan LLC. Under the terms of the Share Exchange, the shareholders of Kubuk agreed to place the shares into escrow to satisfy the obligations of Kubuk under the Consultant Agreements.

We failed to raise a total of $5,000,000 in financing within thirty days of receiving the Kubuk audited financial statements, which resulted in a the release of the escrowed shares. The 2,000,000 shares were tendered to our transfer agent for cancellation and cancelled during the quarter ended March 31, 2006.

7.	Subsequent Events

On July 5, 2006 the Company’s board of directors has authorized and approved a 2 for 1 forward stock split of its issued and outstanding shares of common stock, par value $0.001 per share, by way of share dividend. Immediately prior to the stock dividend, the Company had 21,840,667 shares of common stock issued and outstanding. After giving effect to the stock dividend, the Company has 43,681,334 shares of common stock issued and outstanding. According to Staff Accounting Bulletin Topic 4c, the stock split has been given retroactive treatment in the financial statements.

The Company intends to raise up to $3,000,000 in additional equity through a private placement offering started on July 3, 2006. As of July 13, 2006 the Company has completed an offer and sale of 666,666 units, at a price of $0.75 per unit, each unit consisting of one share of post-split common stock, par value $0.001, and one non-transferable share purchase warrant which entitles the purchaser to subscribe for one additional post-split common share at a price of $0.75 per share by the first anniversary of the date of issuance.

On July 19, 2006, the Company received the full payment of $61,317 from Szchuan Enterprises for the principal balance of the loan and associated interest. Penalty charge for early repayment did not apply as full interest for the entire term was charged.

Chilco River Holdings, Inc.
Notes To The Consolidated Financial Statements
June 30, 2006
Unaudited

On July 7, 2006 (the “Effective Date”) the Company entered into a License Agreement (the “License Agreement”) with K.C. Technology, a Hong Kong corporation (“Licensor”), under which the Company acquired from Licensor a worldwide exclusive and perpetual license to use Licensor’s technology to manufacture, market and distribute Licensor designed slot machines and other gaming products, including an electronic data transfer device trademarked Smartbook (collectively, the “Technology”). The Technology includes all technology, tools, design, components, hardware, software, and specification necessary for the design and manufacturing of slot machines and Smartbook and all associated patents, trademarks, copyrights, trade secrets, and know-how.

The Company agreed to pay Licensor a cash license fee of $2,500,000, of which, $500,000 was paid by July 15, 2006, and the balance will be paid in four equal installments of $500,000 each at the end of January and June of 2007 and 2008, respectively, during the next two years. The Company also agreed to pay Licensor a licensee fee in common stock of 6,000,000 shares of restricted post-split common stock, par value $0.001, of which 3,000,000 were issued within seven days of the Effective Date, 1,500,000 to be issued on the first anniversary of the date of the Effective Date, and 1,500,000 to be issued on the second anniversary of the Effective Date. The Company granted Licensor registration rights and undertook to use commercially reasonable effort to file a registration statement with the United States Securities Commission within 90 days of the Effective Date to register for resale the first 3,000,000 shares common stock issued to Licensor under the License Agreement. The Company will also pay a royalty of $20 for each Smartbook sold by the Company under the License Agreement.

The Company anticipates that it will need to raise at least $1.2 million in additional capital to fund the plan of operation related to the slot machine business. Further, if the Company fails to make such payments as described above, the Company will default under the terms of the License Agreement and could lose the license. The Company cannot assure that it will successfully raise such financing on acceptable terms, if at all, or that it will be successful in marketing and selling the slot machines. The Company has no firm commitments for such financing.

Item 2.    Plan of Operation.

        All statements other than statements of historical or current facts included in this report on Form 10-QSB or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, those discussed under the caption “Risk Factors” attached as Exhibit 99.1 to the Company’s SB-2/A Registration Statement, filed with the Securities and Exchange commission on May 19, 2006, and incorporated herein by reference, as well as the following:

•	the impact of general economic conditions in the Peru;

•	industry conditions, including competition;

•	business strategies and intended results;

•	our ability to integrate acquisitions into our operations and management;

•	our ability to market, sell, lease or profit-share slot machines under our licensing agreement;

•	risks associated with the hotel industry and real estate markets in general;

•	the impact of terrorist activity or war, threats of terrorist activity or war and responses to terrorist activity on the economy in general and the travel and hotel industries in particular;

•	travelers' fears of exposure to contagious diseases;

•	legislative or regulatory requirements;

•	access to capital markets; and

•	other factors beyond our control.

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

        In April 2006, we established a software development office in Shenzhen, China to develop an internet-based computer application for potential future licensing to third parties, who can legally operate licensed internet gaming websites. Internet gaming is illegal in the United States, and we intend to license our software, if developed, only to licensed internet gaming companies which have established controls to operate legally. Internet gaming is subject to substantial regulation and we cannot assure you that we will be able to develop or license our software.

        In July 2006, we acquired the exclusive world-wide license to manufacture slot machines based on technology developed by K.C. Technology. We are in the process of marketing these slot machines to operators of casinos in South America. We intend to raise capital to manufacture, sell, lease or profit-share machines beginning in the fourth quarter of 2006 or early 2007.

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

Explanatory Note on Financial Statements

        The condensed consolidated financial statements included in this quarterly report on Form 10-QSB have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2006, and our results of operations and cash flows for the quarter ended June 30, 2006. The results of operations for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Audit for the year ended December 31, 2005.

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

Hospitality Business

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

        The Miraflores District is one of the most important financial and commercial centers of Lima and approximately 20 minutes from the historical center of Lima. The Bruce Hotel and Casino is supported by urban infrastructure, such as asphalt roads, concrete sidewalks, city water and sewage, public electricity and garbage collection and phone lines. The Bruce Hotel and Casino is located on commercial property and is located on a major thoroughfare. Our casino and restaurants attract local residents in Lima, Peru, and we believe a significant amount of our historical gaming revenue was derived from local residents. We have a historic occupancy rate of our hotel averaging approximately 70% during 2004 and 2005. Our occupancy rate is not generally subject to seasonal fluctuation. The following table sets forth the occupancy rate for our hotel during 2005 and the first seven months of 2006:

Hotel Average Occupancy Rate
Month	2005	2006

January	52.37%	64.88%
February	78.75%	68.31%
March	77.19%	70.85%
April	69.57%	65.10%
May	63.11%	71.51%
June	83.68%	68.85%
July	76.02%	74.26%
August	67.27%
September	67.34%
October	71.46%
November	65.93%
December	82.67%

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

        The gaming casino operates under a gaming license issued to Kubuk Gaming SAC by the Republic of Peru. The gaming casino is currently closed for remodeling and is scheduled to reopen to the public in the fourth quarter of 2006 or first quarter of 2007, assuming adequate financing is available.

Slot Room

        The slot room is located on the first floor of the Hotel next to the lobby. The slot room features 220 slot machines and can accommodate approximately 300 guests. The slot room was closed for renovation in November 2005. As of June 30, 2006, we have leased out over 130 slot machines that are retired from the slot room to other local slot parlor operators under various lease terms and profit-sharing agreements. We expect to lease out essentially all of the old slot machines in the next few months. These operating leases vary in terms and average $10 per machine per day in net rental income. We believe the slot machine rental income should continue at least through the end of year 2007.

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

        The renovation of our casino, slot room and restaurants are expected to be completed in the fourth quarter of 2006 or first quarter of 2007, assuming financing is available. We expect to raise approximately $5 million to complete the renovations.

        Historically, our operating revenue was derived from the following aspects of our business, expressed as percentages relative to total revenue:

	2nd Qtr 2006	1st Qtr 2006	Year 2005	Year 2004

Casino	28%	16%	58%	82%

Rooms	66%	77%	25%	9%

Food & Beverage	6%	7%	11%	5%

Other	0%	0%	6%	4%

Total	100%	100%	100%	100%

Gaming Devices and Software

        Subsequent to June 30, 2006, we entered into an exclusive world-wide license agreement to license technology to manufacture slot machines developed by K.C. Technology, a Hong Kong corporation. We issued K.C. Technology 3,000,000 shares of common stock and paid an initial licensing fee of $500,000 in July 2006. We also agreed to pay K.C. Technology an additional $2 million in four equal installments payable every six months beginning January 31, 2007, and to issue K.C. Technology 3,000,000 additional shares of common stock in two 1,500,000 share installments on the first and second anniversary. We intend to raise capital to manufacture, sell, lease or profit-share slot machines beginning in the fourth quarter of 2006 or early 2007. We raised $500,000 to pay the initial license fee by issuing 666,666 units at $0.75 per unit in July 2006. Each unit consisted of one share of common stock and one share purchase warrant exercisable to acquire one share of common stock at $0.75 per share for one year. We anticipate that we will require at least $1.2 million to fund our plan of opeartions related to manufacturing and selling or leasing slot machines during the next twelve months. See “Liquidity and Capital Resources,” below.

        In April 2006 we started a software development project in Shenzhen, China by contracting with several programmers to develop an internet based computer gaming application for potential future licensing to third parties. We anticipate that we will spend approximately $115,000 on software development during the next 12 months, assuming adequate financing is available. The success of this software development project depends heavily on our ability to raise sufficient capital or borrowing from debt to fund the project through its feasibility test stage. If, for any reason, we have difficulties raising financial resources to complete the casino and hotel renovation, we will have to delay or suspend the software development project.

Satisfaction of cash obligations for the next twelve months.

        Aside from the cash requirements for the Bruce Casino renovation projects, we believe that the cash flow from our hotel and the rental of the old slot machines will not be sufficient to meet our minimum operating cash requirements to continue as a going concern for the next twelve months. We intend to use a combination of available cash and additional financing to meet obligations over the next twelve months, including the cost of renovation of the casino and restaurant at an estimated amount of $3,500,000. As of June 30, 2006, we raised approximately $2,000,000, we have allocated $1,000,000 of the proceeds of the offering to renovate our casino floor and $1,000,000 toward marketing efforts to promote our business. We intend to secure additional financing in the amount of $6,500,000 in one or more transactions as soon as practicable. These financing transactions may involve collateralized borrowing, equity securities offerings, or a combination of both. We intend to use the proceeds from these transactions, if any, to expand, renovate and modernize the current facilities of the Bruce Hotel and Casino and to capitalize our slot machine business. We expect to fund the remaining cash requirement of the renovation and acquisition of new equipment through additional capital infusions, including the proceeds from the exercise of the Class A warrants, if any, and future offerings. If we are unable to raise the funds to complete the renovations in debt or equity transactions, we intend to fund completion of the renovations through cash flow from operations and reopen the casino in stages. We currently have no firm commitments with respect to additional financing, and cannot assure you that such financing will be available.

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

        Prior to the completion of renovation and reopening of the gaming room, we will have to acquire additional gaming equipment and hotel furniture. Estimated costs of the acquisition of equipment, furniture, and improvements are as follows:

Slot Machines	$1,400,000
Other casino equipment	$1,080,000
Building improvements and furniture	$ 800,000
Restaurant and lounge	$ 220,000
Total	$ 3,500,000

         We acquired exclusive rights to manufacture and sell cost-competitive slot machines. We intend to manufacture and and distribute the slot machines in central and south American markets beginning in the fourth quarter of 2006 or early 2007. We do not plan to establish our own manufacturing facility to produce Kubuk gaming machines. Instead, we plan to contract our manufacturing with a third-party manufacturer. We anticipate we will require at least $1.2 million additional financing for our slot machines business in the next 12 months.

         The total slot machine cost includes the purchase of 210 Kubuk machines and 31 used machines. The cost for 100 units of other brands of machines was not factored in because all units are expected to be financed without upfront costs.

Significant changes in number of employees.

        We anticipate that we will hire approximately 50 to 70 employees prior to reopening our casino, slot room, and restaurant in the fourth quarter of 2006 or first quarter of 2007, assuming adequate financing is available.

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005.

        The Company had revenues of $415,268 ($1,253,578 – 2005) during the three months ended June 30, 2006, and revenues of $767,227 ($2,661,695 – 2005) during the six months ended June 30, 2006. Overall revenues were down 67% for the three-month comparative periods and 71% for the six-months periods. The lower revenues during the periods in 2006 compared to 2005 are a direct result of the closure of the Company’s casino floor for renovation in March 2005 and subsequent closure of the slot room in November 2005. The restaurant in the third floor of Bruce Hotel was also closed to the public shortly after the closure of the slot room.

        Operating expenses during the three months ended June 30, 2006 were $993,955 ($593,144 – 2005), and $1,687,143 ($1,332,357 – 2005) during the six-month period ended June 30, 2006. Despite substantial reduction in labor and other variable costs associated with the closure of the casino and slot room since 2005, operating expenses for the first half of 2006 increased by $354,786 due to increased marketing expenses, legal and accounting costs and $230,000 amortization of consulting service expense, prepaid by issuance of our stock to a service provider during the second quarter of 2006. We had no legal and other SEC compliance costs in the first half of 2005 at Kubuk, or its predecessor Bruce Grupo Diversion SAC. Consequently, loss from operation for the three-month period ended June 30, 2006 was $(578,687), compared to income from operation in the amount of $660,434 for the same period in 2005. Income (loss) from operation as a percentage of revenue for the three-month periods ended June 30, 2006 and 2005 was (139)% and 47%, respectively. Our net loss from operation for the six-month period ended June 30, 2006 was $(919,916), compared to income from operation in the amount of $1,329,338 for the same period in 2005. Income (loss) from operation as a percentage of revenue for the three-month periods ended March 31, 2006 and 2005 was (20)% and 50%, respectively. The lower income from operation during the period in 2006 compared to 2005, was a direct result of the closure of the Company’s casino floor and slot room in 2005 for renovation and the increased public company compliance costs following the reverse merger transaction in July 2005.

        Net loss, after other income and expenses and provision for income taxes, was $(588,101) (a net loss of $0.01 per share) for the three-month period ended June 30, 2006, compared to net income of $566,618 ($0.01 per share) for the three months ended June 30, 2005. The Company paid income taxes of $17,008 and $100,010 for the three-month periods ended June 30, 2006 and 2005, respectively.

        Net loss, after other income and expenses and provision for income taxes, was $(936,135) (a net loss of $0.02 per share) for the six-month period ended June 30, 2006, compared to net income of $955,042 ($0.01 per share) for the six-month period ended June 30, 2005. The Company paid income taxes of $133,946 and $407,058 for the six-month periods ended June 30, 2006 and 2005, respectively.

        The Company had a loss on foreign currency translation of $(362) during the three-month period ended June 30, 2006, compared to a $262,443 gain during the same period in 2005.

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

        In addition, we entered into a Licensing Agreement with K.C. Technology, a Hong Kong corporation, under which the registrant acquired from K.C. a worldwide exclusive and perpetual license to use K.C.’s technology to manufacture, market and distribute K.C. designed slot machines and other gaming products, including an electronic data transfer device trademarked Smartbook. The technology includes all technology, tools, design, components, hardware, software, and specification necessary for the design and manufacturing of slot machines and Smartbook and all associated patents, trademarks, copyrights, trade secrets, know-how. We agreed to pay K.C. a cash license fee of $2,500,000, of which, $500,000 was paid in July 2006, and the balance will be paid in four equal installments of $500,000 each at the end of January and June, respectively, during the next two years. We also agreed to pay Licensor a licensee fee in common stock of 6,000,000 shares of restricted common stock, par value $0.001, of which 3,000,000 share were issued in July 2006, 1,500,000 to be issued on the first anniversary of the date of the effective date, and 1,500,000 to be issued on the second anniversary of the effective date. We granted K.C. registration rights and undertook to use commercially reasonable effort to file a registration statement with the United States Securities Commission within 90 days of the Effective Date to register for resale the first 3,000,000 shares common stock issued to K.C. under the License Agreement. We intend to market, sell, lease or profit-share slot machines beginning in the fourth quarter of 2006 or first quarter of 2007. We anticipate that we will need to raise at least $1.2 million in additional capital to fund our plan of operation related to our slot machine business. We cannot assure you that we will successfully raise such financing on acceptable terms, if at all, or that we will be successful in marketing and selling our slot machines.

Liquidity and Capital Resources

         The Company is in the process of completing a comprehensive renovation of the Bruce Hotel & Casino and will require additional capital to complete the remodel of the casino and resume operations of the casino floor. The Company is currently seeking to raise $5 million in capital to complete the renovation, and anticipates it will require an additional $1.5 million for working capital and to fund its slot machine business during the next 12 months.

         The Company intends to market, sell, lease or profit-share slot machines beginning in the fourth quarter of 2006 or first quarter of 2007. The Company anticipates that it will need to raise at least $1.2 million in additional capital to fund our plan of operation related to our slot machine business. The Company also has commitments to make payments of $500,000 each January and June to K.C. Technology under the terms of the License Agreement. If the Company fails to make such payments, the Company will default under the terms of the License Agreement and could lose the license. We cannot assure you that we will successfully raise such financing on acceptable terms, if at all, or that we will be successful in marketing and selling our slot machines. The Company has no firm commitments for such financing.

        Cash flow from operations during the three months ended June 30, 2006, were significantly lower than cash flow from operations during the same period in 2005. The Company’s revenues during the periods after the closure of the Company’s slot room and restaurant in November 2005 was principally derived from hotel and rental of old slot machines. The Company does not anticipate that revenues will return to historical levels until the renovation of its casino floor is completed. The Company has several fixed costs related to its operations, which resulted in higher operating expenses and lower operating revenue as a percentage of sales. The Company anticipates that its cash flow from operations will remain at approximately the same level until its casino floor is fully operational.

        As of June 30, 2006, the Company had current assets of $1,371,808, including cash and cash equivalents of $794,337, and current liabilities of $286,981. The Company had working capital of $1,084,827. We have commitments and contractual obligations for the Company during the next 12 months of $830,000. The Company did not have any long-term debt as of June 30, 2006.

        The cash flow from Peruvian operation is insufficient to sustain our operational cash flow requirements. We are incurring a cash burn rate of approximately $150,000 every quarter. For the first half of 2006, net of Peruvian income, we have used $160,000 and $130,000 in the first and second quarter, respectively. This cash burn rate is expected to sustain for the next twelve months and beyond. To address this ongoing concern, we continue to seek additional funding both from private equity and other alternative resources. On August 14, 2006, we raised an additional $500,000, which accounts to a portion of our total private placement in the second round. We expect holders of Class A warrants to exercise their warrants, which are in the money, and is expected to provide approximately $2.6 million in proceeds to us.

        We currently have no alternative sources of funding, and we currently rely on cash flow from our hotel and the rental of old slot machines to meet our working capital requirements. Our current plan is to reopen our entire gaming and restaurant operations once we have completed all of the renovations; however, if funds are not available to complete all of the renovations, we may reopen portions of our gaming operation in stages as renovations are completed beginning with our casino floor then our slot room.

        During the quarter ended March 31, 2006, we made a $60,000 short-term loan to Szchuan Enterprises, Ltd. Yong Yang is an affiliate of Szchuan Enterprises, Ltd. and a director of CRH. Subsequently, the entire balance of $61,317, which accounts for the principal and interest was paid off on July 19, 2006.

        We anticipate that we will require $800,000 to complete renovation of our casino floor and $1,080,000 to purchase gaming equipment. We do not expect to reopen our slot room until we raise $1.4 million in additional financing to purchase slot machines. We estimate the costs to complete renovation of our restaurant and lounge will be approximately $220,000. We do not have sufficient cash flow and working capital to complete our renovations. We will not start renovating the restaurant and creating the new lounge area until the renovation of slot room is completed or until sufficient funding for all renovation projects is secured.

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

        We anticipate that we will be able to complete the renovation of our casino, slot room, and restaurant in the second half of 2006 or first quarter of 2007, assuming we are able to raise adequate financing prior to the end of September 2006. We are currently negotiating with potential investors to raise such funds; however, we currently do not have any firm commitments for such financing. If we are unable to raise sufficient capital through equity financing, we may seek to mortgage our real property and assets. We estimate that we can complete the renovations in 3-5 months after we receive sufficient funding.

        In addition, we intend to market, sell, and profit-share slot machines beginning in the fourth quarter of 2006 or first quarter of 2007. We anticipate that we will need to raise at least $1.2 million in additional capital to fund our plan of operation related to our slot machines business during the next 12 months. We are not planning on establishing our own manufacturing facility for the production of Kubuk gaming machines. We intend to contract with third-party manufacturers in order to manufacture our machines until we establish our slot machine and gaming device business. This is anticipated to reduce our expenditures on equipment, capital and fixtures, labor and leasehold expenses.

        The Company also has commitments to make payments of $500,000 each January and June to K.C. Technology under the terms of the License Agreement. If the Company fails to make such payments, the Company will default under the terms of the License Agreement and could lose the license. We cannot assure you that we will successfully raise such financing on acceptable terms, if at all, or that we will be successful in marketing and selling our slot machines.

        Our financial statements have been prepared based on the assumption that we will be able to continue as a going concern. If we fail to raise additional capital in the next six months, we may be unable to continue as a going concern.

Off-Balance Sheet Arrangements

        The Company had no off-balance sheet transactions.

Subsequent Events

Stock Split

        The board of directors of the Company authorized and approved a 2 for 1 forward stock split of its issued and outstanding shares of common stock, par value $0.001 per share, by way of share dividend. Pursuant to Section 78.215 of the Nevada General Corporation Law, shareholder approval of the share dividend was not required.

                To effect the share dividend, the Company authorized the issuance of one share of common stock for each one outstanding share of common stock held by the shareholders of record on July 5, 2006 at 5:00 p.m. (Eastern Time) (the “Record Date”). The Company’s transfer agent issued new share certificates giving effect to the share dividend and mailed such stock certificates directly to shareholders on or about July 7, 2006.

                Immediately prior to the stock dividend, the Company had 21,840,667 shares of common stock issued and outstanding. After giving effect to the stock dividend, the Company will have 43,681,334 shares of common stock issued and outstanding. The Company will begin trading on a post dividend basis at the open of the market July 10, 2006.

K.C. Licensing Agreement

On July 7, 2006 (the “Effective Date”), the Company entered into a License Agreement (the “License Agreement”) with K.C. Technology, a Hong Kong corporation (“Licensor”), under which the Company acquired from Licensor a worldwide exclusive and perpetual license to use Licensor’s technology to manufacture, market and distribute Licensor designed slot machines and other gaming products, including an electronic data transfer device trademarked Smartbook (collectively, the “Technology”). The Technology includes all technology, tools, design, components, hardware, software, and specification necessary for the design and manufacturing of slot machines and Smartbook and all associated patents, trademarks, copyrights, trade secrets, know-how.

                The Company agreed to pay Licensor a cash license fee of $2,500,000, of which, $500,000 was paid within seven days of the Effective Date, and the balance will be paid in four equal installments of $500,000 each at the end of January and June, respectively, during the next two years.

                The Company also agreed to pay Licensor a licensee fee in common stock of 6,000,000 shares of restricted common stock, par value $0.001, of which 3,000,000 was issued within seven days of the Effective Date, 1,500,000 to be issued on the first anniversary of the date of the Effective Date, and 1,500,000 to be issued on the second anniversary of the Effective Date. The Company granted Licensor registration rights and undertook to use commercially reasonable effort to file a registration statement with the United States Securities Commission within 90 days of the Effective Date to register for resale the first 3,000,000 shares common stock issued to Licensor under the License Agreement.

                The Company will also pay a royalty of $20.00 for each Smartbook sold by the Company.

                The License Agreement commences on the Effective Date and shall continue until terminated by the Company in the event of any default by Licensor. If Licensor defaults under the License Agreement, in addition to other remedies or right it has at law or in equity, the Company may terminate the License Agreement, cancel the issuance of unissued common shares, cancel the payment of unpaid license fee and cease to pay royalties. The Company shall also be entitled to the return of the license fee and royalties it has paid up to the occurrence of Licensor’s default.

                Licensor may terminate the License Agreement if the Company fails to issue the shares or make the payments of license fee on time and fails to cure such default within ninety (90) days after receiving a written notice from Licensor of such default.

                The License Agreement cannot be assigned by either Licensor or Company without other party’s prior written consent, except that the Company may assign its rights and obligations thereunder to any affiliates or subsidiaries or in connection with a merger, acquisition or sale of substantially all of the assets to which the License Agreement relates. The License Agreement is contingent on any necessary approvals and licenses from any regulatory authorities having jurisdiction over Licensor and the Company or the subject matter thereof.

Unit Placement

The Company has completed the offer and sale of 666,666 units of the Company, at a price of $0.75 per unit for gross proceeds of $500,000. Each unit consisted of one share of the Company’s common stock, par value $0.001, and one non-transferable share purchase warrant which entitles the purchaser to subscribe for one additional common share at a price of $0.75 per share by the first anniversary of the date of issuance. The offering of units was conducted by the Company in a private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

Item 3.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed and are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

        In addition, our Chief Executive Officer and Chief Financial Officer have determined that the disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On July 5, 2006, the board of directors of the Company authorized and approved a 2 for 1 forward stock split of its issued and outstanding shares of common stock, par value $0.001 per share, by way of share dividend. Pursuant to Section 78.215 of the Nevada General Corporation Law, shareholder approval of the share dividend was not required. To effect the share dividend, the Company authorized the issuance of one share of common stock for each one outstanding share of common stock held by the shareholders of record on July 5, 2006 at 5:00 p.m. (Eastern Daylight Saving Time) (the “Record Date”). The Company’s transfer agent is authorized and directed to issue new share certificates giving effect to the share dividend and mail such stock certificates directly to shareholders of the Company. Certificates were mailed on or about July 7, 2006.

        On July 7, 2006, the Company has completed the offer and sale of 666,666 units of the Company, at a price of $0.75 per unit for gross proceeds of $500,000. Each unit consisted of one share of the Company’s common stock, par value $0.001, and one non-transferable share purchase warrant which entitles the purchaser to subscribe for one additional common share at a price of $0.75 per share by the first anniversary of the date of issuance. The offering of units was conducted by the Company in a private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

        On July 7, 2006, the Company issued 3,000,000 shares of common stock to one non-U.S. person in an off-shore transaction as a licensing fee. The offering of units was conducted by the Company in a private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities

        Not Applicable

Item 4.    Submissions of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended June 30, 2006.

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

Date:   August 16, 2006

By:  /s/ Winston Yen
      __________________________________________
       Winston Yen
        Chief Financial Officer
       (Principal Financial and Accounting Officer)

Date:   August 16, 2006