Form 10QSB
period 2006-09-30
CHILCO RIVER HOLDINGS INC
filed 2006-11-14
CIK 1278595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             Commission file number:


                           CHILCO RIVER HOLDINGS INC.
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                        98-0419129
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)


          355 LEMON AVENUE, SUITE C                               91789
                WALNUT, CA 91789                                (zip code)
     (Address of principal executive offices)


                    Issuer's Telephone Number: (909) 869-7933

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

                            Yes [ ]     No [X]


As  of  November  14,  2006  there  were  47,848,000   shares  of  common  stock
outstanding.

Transitional Small Business Disclosure Format (check one)

                            Yes [ ]     No [X]

                           CHILCO RIVER HOLDINGS INC.
                    QUARTERLY REPORT FOR SEPTEMBER 30, 2006
                                     INDEX


                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1    Unaudited Condensed Consolidated Financial Statements ..............1

          Condensed Consolidated Balance Sheet as of
          September 30, 2006 .................................................1

          Condensed Consolidated Statement of Operations for three
          and nine months ended September 30, 2006 and 2005 ..................2

          Condensed Consolidated Statement of Cash Flows for nine
          months ended September 30, 2006 and 2005 ...........................3

          Notes to Unaudited Condensed Consolidated Financial Statements .....4

Item 2    Plan of Operation .................................................10

Item 3    Controls and Procedures ...........................................17

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings .................................................18

Item 1A.  Risk Factors ......................................................18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds .......18

Item 3.   Defaults Upon Senior Securities ...................................18

Item 4.   Submissions of Matters to a Vote of Security Holders ..............18

Item 5    Other Information .................................................18

Item 6    Exhibits ..........................................................18

Signatures ..................................................................19

Explanatory Note: On July 5, 2006, Chilco River Holdings Inc. effected a two-for-one split by way of stock dividend. Each shareholder of record on July 5, 2006 at 5:00 p.m. (Eastern Time) received one additional share of common stock. On July 5, 2006, there were 21,840,667 shares of common stock issued and outstanding. After giving effect to the stock dividend, the Company had 43,681,334 shares. Information contained in this quarterly report gives retroactive effect to the stock dividend.



                           CHILCO RIVER HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               (Expressed in US$)


                                                                                 September 30,
                                                                                     2006
                                                                                ==============
 ASSETS
 Current Assets
 Cash                                                                           $    534,376
 Accounts receivable, net of allowance for doubtful accounts
   of $ nil as of September 30, 2006                                                 109,085
 Inventory                                                                           213,217
 Prepaid expense & other current assets                                              140,088
 VAT tax recoverable                                                                 107,145
                                                                                --------------
 Total Current Assets                                                              1,103,911
                                                                                --------------

 Property, furniture & equipment,
   net of accumulated depreciation of $7,145,046
   as of September 30, 2006                                                       16,903,464
                                                                                --------------
 Intangible Asset, net of accumulated amortization of $115,776                     9,146,324
 Non Current Deferred Tax Asset                                                      116,666
                                                                                --------------
 Total Other Assets                                                                9,262,990
                                                                                --------------
 TOTAL ASSETS                                                                   $ 27,270,365
                                                                                ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
 Accounts payable                                                               $    227,773
 Accrued expenses and other payables                                                   9,148
 Loan from affiliates                                                                 55,558
 Customer Deposit                                                                    100,000
 Installment payable                                                               2,617,589
                                                                                --------------
 Total Current Liabilities                                                         3,010,067
 Long-Term Liability                                                               2,334,511
                                                                                --------------
 Installment Payable                                                               5,344,578
                                                                                --------------
 TOTAL LIABILITIES

 Shareholders' Equity
 Common stock: $.001 par value, 100,000,000 authorized
 shares, 47,348,000 shares issued and outstanding                                     47,348
 Additional Paid-in Capital                                                       24,364,840
 Prepaid Stock Compensation                                                       (1,035,000)
 Subscribed Capital                                                                  500,000
 Accumulated deficit                                                             (2,061,9260)
 Accumulated Foreign Currency Adjustment                                             110,525
                                                                                --------------
 Total Shareholders' Equity                                                       21,925,787
                                                                                --------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 27,270,365
                                                                                ==============


                      (Unaudited -- See Accompanying Notes)

                                                     CHILCO RIVER HOLDINGS INC.
                                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                         (Expressed in US$)


                                                     Three Months Ending             Nine Months Ending
                                                        September 30,                  September 30,

                                                     2006            2005          2006           2005
                                                 -----------     -----------   -----------     -----------
Revenues
Casino                                                  --       $ 583,834     $        --     $ 2,333,701
Slot machine leasing                               116,133              --         288,510              --
Rooms                                              284,852         282,003         828,734         896,586
Food and Beverage                                   21,656         231,336          72,624         466,312
Other                                                   --             (50)             --          62,219
                                                 -----------     -----------   -----------     -----------
Less: Promotional Allowances                            --              --              --              --
                                                 -----------     -----------   -----------     -----------
Total Revenues                                     422,640       1,097,123       1,189,868       3,758,818
                                                 -----------     -----------   -----------     -----------
Operating Expenses

Operating departments                              167,619         382,270         420,865         966,285
General and administrative                         785,998          38,294       1,849,209         404,604
Depreciation and amortization                      299,580         357,648         670,266         739,680
                                                 -----------     -----------   -----------     -----------
Total operating expense                          1,253,197         778,212       2,940,340       2,110,569
                                                 -----------     -----------   -----------     -----------

Income from Operations                            (830,557)        318,911      (1,750,472)      1,648,249
                                                 -----------     -----------   -----------     -----------
Other Income and Expenses

Interest income                                        564             (51)         13,855          62,603

Other income/gains                                     281          45,547             444          10,578

Other expenses/losses                                   --         (48,253)             --         (43,176)
                                                 -----------     -----------   -----------     -----------
                                                       845          (2,757)         14,299          30,005
                                                 -----------     -----------   -----------     -----------


Income before income tax                          (829,712)        316,154      (1,736,173)      1,678,254

Provision for income tax                           (16,637)       (127,170)        (46,307)       (534,228)
                                                 -----------     -----------   -----------     -----------
Net Income (Loss)                                 (846,349)        188,984      (1,782,480)      1,144,026
                                                 -----------     -----------   -----------     -----------

Other Comprehensive Income
Unrealized gain (loss) on
Foreign Currency Translation, net of tax - Note      1,059         661,879          (6,523)        715,570
                                                 -----------     -----------   -----------     -----------

Total Comprehensive Income                        (845,290)      $ 850,862     $(1,789,003)    $ 1,859,596
                                                 -----------     -----------   -----------     -----------

Basic Earnings Per Share                         $   (0.02)      $    0.01     $     (0.04)    $      0.03

Diluted Earnings Per Share                       $   (0.02)      $    0.01     $     (0.04)    $      0.03

Weighted Average Shares Outstanding             46,775,536      42,863,736       45,048,245     42,900,000
                                                 -----------     -----------   -----------     -----------


                      (Unaudited -- See Accompanying Notes)

                           CHILCO RIVER HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Expressed in US$)



                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                                       2006              2005
                                                                                ----------------------------------
Cash Flows from Operating Activities
     Net Income                                                                  $ (1,782,480)       $  1,144,026
     Adjustments to reconcile net income to cash flows
     from operating activities
       Depreciation                                                                   669,918             739,714
        Prepaid expense via stock issuance                                            345,000
        (Increase)/Decrease in account balances of:
        Accounts receivable                                                           (85,373)            (33,296)
        Other receivable                                                                   --            (113,851)
        Inventory                                                                     (15,413)             (5,406)
        Prepaid expense & other current assets                                       (126,230)            564,108
        Other Assets                                                                       --              70,081
        Deferred tax asset                                                             60,854                  --
        Accounts payable                                                              163,970             (95,610)
        Customer Deposit                                                              100,000                  --
        Deferred tax liability                                                             --             125,924
        Accrued expenses and other payables                                             2,127            (157,038)
        Foreign Taxes Payable                                                         (61,995)                 --
                                                                                ----------------------------------
Cash Flows from Operating Activities                                                 (729,622)          2,238,652
                                                                                ----------------------------------

Cash Flows from Investing Activities
        Purchase of properties and equipments                                        (256,094)           (486,073)
        Cash paid for construction in progress                                     (1,090,888)                 --
        Acquisition of intangible licensing rights                                   (500,000)

                                                                                ----------------------------------
Cash Flows from Investing Activities                                               (1,846,982)           (486,073)
                                                                                ----------------------------------

Cash Flows from Financing Activities
        Cash proceeds from shareholder loans                                         (138,473)            (47,989)
        Cash lent to affiliate company                                                  3,144                  --
        Cash paid for dividend                                                             --          (2,753,086)
        Proceeds from issuance of common stock-Kubuk Investment                                         1,022,041
        Proceeds from issuance of common stock-Kubuk Gaming                                                 6,144
        Cash proceeds from subscribed capital                                       1,817,149                  --

                                                                                ----------------------------------
Cash Flows from Financing Activities                                                1,681,820          (1,772,890)
                                                                                ----------------------------------

        Other comprehensive income from current year                                   (6,523)            715,570

                                                                                ----------------------------------
Net Change in cash and cash equivalents                                              (901,307)            695,259
                                                                                ----------------------------------
        Cash and cash equivalents at the beginning of year                          1,435,683           1,425,999
                                                                                ----------------------------------
        Cash and cash equivalents at the end of period                            $   534,376        $  2,121,258
                                                                                ==================================

       Cash balance appropriated for owners of Bruce Grupo
       Diversion SAC and Excluded from Cash at the End of Period                           --        $ (1,038,680)

                                                                                ----------------------------------
        Cash and cash equivalents at the end of period                                534,376           1,082,578
                                                                                ==================================

Supplemental Disclosure Information:
        Sale of properties, plant and equipment by Bruce Grupo
        Division SAC to Kubuk Investment SAC 15,453,708
        Non-cash issuance of stock compensation                                   $  1,380,000         15,453,708
                                                                                ----------------------------------
        Cash paid during the period for interest                                            --                 --
                                                                                ----------------------------------
        Cash paid during the period for income taxes                              $    212,465       $    534,228
                                                                           -------------------- --------------------


                      (Unaudited -- See Accompanying Notes)

                           CHILCO RIVER HOLDINGS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                    Unaudited


Preliminary Note

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2006, are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual audited financial statements for the year ended December 31, 2005.

1.   Business Organization and Reorganization

     Chilco River Holdings, Inc. (CRH, or the Company) was incorporated in the State of Nevada on May 8, 2003. The Company acquired a 100% interest in 16 mineral claim units located in British Columbia, Canada in November 2003. After the completion of a preliminary exploration report on the claim, the Company has suspended any mineral exploration effort. The Company abandoned these properties in 2005.

     Bruce Grupo Diversion SAC (BGD) was formed on March 1, 1996 and registered at the Registry for Legal Persons of Lima, Peru on April 28, 1996. BGD owned a fourteen-story building and a seven-story adjacent structure that are operated as a casino and a hotel (the Bruce Hotel/Casino). Bruce
     Hotel/Casino is licensed to operate slot machines, a night club, discotheques, and a restaurant. As of February 2005, the casino consisted of traditional gaming tables (blackjack, roulette, craps and poker) in the second floor (the gaming floor) of the main building and of about 220 slot machines in the ground floor (the slot room).

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

                           CHILCO RIVER HOLDINGS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                    Unaudited



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

     The Company established a software development center in Shenzhen, China in April 2006 for the purposes of developing an online poker software and other devices related to online gaming activities. The Company intends to, after successful software development and testing, license the online gaming software to third parties qualified to conduct licensed online gaming activities outside of the United States in jurisdictions where on-line gaming is legal. The Company has applied to the local government in China for the foreign business branch office status for its Chinese software development center.

     On July 5, 2006, the Company effected a two-for-one split by way of stock dividend. Each shareholder of record on July 5, 2006 at 5:00 p.m. (eastern time) received one additional share of common stock. On July 5, 2006, there were 21,840,667 shares of common stock issued and outstanding. After giving effect to the stock dividend, the Company had 43,681,334 shares of common stock outstanding. These financial statements give retroactive effect to the stock dividend.

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

                           CHILCO RIVER HOLDINGS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                    Unaudited


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

     In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. There was no promotional allowance for the nine months ended September 30, 2006 as all casino and slot machine operations are temporarily suspended for renovation.

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

     (j)  Concentration of Credit Risk

     The Company maintains substantially all of its day-to-day operating cash balances with Peruvian commercial banks and a California bank. Deposits with the California bank are insured by Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of September 30, 2006, the Company had an exposure in the amount of $332,232 that exceeded the FDIC insurance coverage. The banks or financial institutions in Peru may not provide sufficient deposit insurance coverage on the Company's cash positions.

                           CHILCO RIVER HOLDINGS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                    Unaudited


     (k)  Shares-Based Compensation

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share Based Payment." SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company has adopted the provisions under SFAS 123R as of March 31, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position

     (l)  Impact of New Accounting Standards

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

     In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalization under $100 million be exempted totally. It further recommended that companies with market capitalization of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. The Commissioner of the SEC has rejected the recommended exemption proposed by the advisory committee.

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

                           CHILCO RIVER HOLDINGS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                    Unaudited



     (o)  Dividends

     The Company accrues for declared dividends which are not yet paid. As of the balance sheet date, there were no dividends which were declared and unpaid. All dividends occurred prior to the date of the Share Exchange Agreement.

3.   Foreign Currency Transactions

     The Company conducts its gaming business at Bruce Casino in US Dollars and the Peruvian Nuevo Soles. The hotel and other business activities are operated using both US Dollars and the Nuevo Soles. The functional currency of the Peruvian subsidiaries' is the Nuevo Soles, whereas the functional currency of the US parent is the US dollar. Account balances on the balance sheet are translated into US Dollars equivalents using the spot rate of
     3.3428 and 3.3782:1 on September 30, 2006 and 2005, respectively, while the results of operations are translated into US Dollars equivalents using the weighted average exchange rates for each nine-month period presented.

4.   Related Party Transactions

     As of June 30, 2006, the Company made a short-term business loan in the amount of $60,000 to Szchuan Enterprises, Ltd., a Canadian Corporation. The loan is secured by a promissory note for a term of six-months. The loan bears an interest rate of 4.39% per annum and matured on August 9, 2006. Yong Yang is an affiliate of Szchuan Enterprises, Ltd. and a director of CRH. The Company received the full payment of 61,317 for the principal balance of the loan and related interest on July 19, 2006.

     The Company incurred over $33,594 of cash expenditures, including amounts capitalized as computer equipments and office furniture, at its software development center in Shenzhen, China during the third quarter of 2006. All of these third quarter Shenzhen expenditures have been advanced by a director of the Company. No interest has been accrued for the amount advanced. The Company has paid back the amount advanced by the director, as well as $21,867 that was advanced by the same Director in the quarter ended June 30, 2006, in October 2006.

5.   Issuance of Common Stock and Warrants

     On December 17, 2005, the Board of Directors authorized an initial direct private placement offering of Units at $0.75 per Unit under the terms of a Unit Purchase Agreement. Each Unit consisted of one share of common stock, and a Class A Warrant exercisable at $1.00 per share for one year from the date of closing.

     Under the terms of the Unit Purchase Agreement, the Company is required to use $1,000,000 from proceeds from the offering to renovate the casino floor of the Bruce Hotel and Casino and $1,000,000 for marketing and business development. The Company agreed not to offer and sell shares of common stock or common stock equivalents for a period of 120 days following the effectiveness of the registration for such Units, except for certain specified transactions, including an offer and sale of up to 4,000,000 shares of common stock at $0.75 per share. The private placement was made to non-U.S. persons in off-shore transactions in reliance upon the exemption from registration available under Rule 903 of Regulation S of the Securities Act and one accredited investor in the United States pursuant to an exemption available under Section 4(2) of the Securities Act. The private placement was closed in January 2006. The Company issued 2,731,334 Units as a result of the private placement and raised aggregate gross proceeds in the amount of $2,048,500. 2,731,334 shares of common stock were issued on February 14, 2006 by the Company.

     On July 5, 2006, the Company's board of directors authorized and approved a 2 for 1 forward stock split of its issued and outstanding shares of common stock, par value $0.001 per share, by way of share dividend. Immediately prior to the stock dividend, the Company had 21,840,667 shares of common stock issued and outstanding. After giving effect to the stock dividend, the Company had 43,681,334 shares of common stock issued and outstanding.

     As of July 13, 2006 the Company has completed an offer and sale of 666,666 units, at a price of $0.75 dollar per unit, each unit consisting of one share of post-split common stock, par value $0.001, and one non-transferable share purchase warrant which entitles the purchaser to subscribe for one additional post-split common share at a price of $0.75 dollar per share by the first anniversary of the date of issuance. The Company intends to raise additional financing on similar terms or may pursue other debt or equity financing.

                           CHILCO RIVER HOLDINGS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                    Unaudited


6.   Cancellation of Shares

     During the third quarter of the year ended December 31, 2005, we issued a notice of default under the terms of the Escrow Agreement related to an aggregate of 4,000,000 shares of common stock placed into escrow in connection with the Share Exchange. Kubuk International, Inc. had obligations to Nefilim Associates, LLC, a Massachusetts limited liability company, T Morgan LLC, a Delaware limited liability company, and Sean
     Sullivan to issue capital stock of Kubuk or an entity acquired by or acquiring Kubuk upon satisfaction of certain conditions under the terms of Consulting Agreements dated May 9, 2005 with respect to Sean Sullivan, May 19, 2005 with respect to Nefilim Associates, LLC and June 1, 2005 with respect to T Morgan LLC. Under the terms of the Share Exchange, the shareholders of Kubuk agreed to place the shares into escrow to satisfy the obligations of Kubuk under the Consultant Agreements.

     We failed to raise a total of $5,000,000 in financing within thirty days of receiving the Kubuk audited financial statements, which resulted in a the release of the escrowed shares. The 4,000,000 shares were tendered to our transfer agent for cancellation and cancelled during the quarter ended March 31, 2006.

7.   Licensing Rights

     On July 7, 2006 (the "Effective Date") the Company entered into a License Agreement (the "License Agreement") with K.C. Technology, a Hong Kong corporation ("Licensor"), under which the Company acquired from Licensor a worldwide exclusive and perpetual license to use Licensor's technology to manufacture, market and distribute Licensor designed slot machines and other gaming products, including an electronic data transfer device trademarked Smartbook (collectively, the "Technology"). The Technology includes all technology, tools, design, components, hardware, software, and specification necessary for the design and manufacturing of slot machines and Smartbook and all associated patents, trademarks, copyrights, trade secrets, know-how.

     The Company agreed to pay Licensor a cash license fee of $2,500,000, of which, $500,000 was paid by July 15, 2006, and the balance will be paid in four equal installments of $500,000 (the "Installment Payments") each at the end of January and June, respectively, during the next two years. The Company also agreed to pay Licensor a licensee fee in common stock of 6,000,000 shares of restricted post-split common stock, par value $0.001, of which 3,000,000 were issued within seven days of the Effective Date, 1,500,000 to be issued on the first anniversary of the date of the Effective Date, and 1,500,000 to be issued on the second anniversary of the Effective Date (the "Installment Shares"). The Company granted Licensor registration rights and undertook to use commercially reasonable efforts to file a registration statement with the United States Securities Commission within 90 days of the Effective Date to register for resale the first 3,000,000 shares common stock issued to Licensor under the License Agreement. The Company also agreed to pay a royalty of $20.00 for each Smartbook sold by the Company under the License Agreement.

     The Company recorded the value of licensing rights acquired as intangible assets under SFAS No. 142, Goodwill and OtherIntangible Assets. The majority portion of licensing rights acquired are not subject to amortization. However, 10% of the total value of the licensing rights is identified as service contract that is amortizable over the 2-year term of the license agreement. Total valuation of the rights acquired from KC Technology is determined to be $9,262,100, which includes (1) the $500,000 payment made on July 15, 2006; (2) the fair market value of the 3,000,000 shares issued to KC Technology on the Effective Date, using the closing price quoted at $1.27 per share; (3) discounted present value of the Installment Payments with imputed interest rate at 12$ per annum; and (4) fair value of the Installment Shares, calculated based on the present value of estimated share prices at the future issuance dates. The estimated share prices at the issuance dates are assumed to be same as $1.27 per share. The present value of the share prices are also discounted with imputed interest rate of 12% per annum. Total discount, which will be amortized and recognized as interest expense at the future payment dates, on the Installment Payments as of September 30, 2006 was $267,447.

8.   Subsequent Events

     On August 23, 2006, the Company received $500,000 for the issuance of 500,000 shares of common stock pursuant to an exercise of warrants issued in conjunction with the December 17, 2005 Unit Purchase Agreement.

Item 2.    Plan of Operation.

     All statements other than statements of historical or current facts included in this report on Form 10-QSB or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or variations thereon or similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, those discussed under the caption "Risk Factors" attached as
Exhibit 99.1 to the Company's SB-2/A Registration Statement, filed with the Securities and Exchange Commission on May 19, 2006, and incorporated herein by reference, as well as the following:

     o    the impact of general economic conditions in the Peru;

     o    industry conditions, including competition;

     o    business strategies and intended results;

     o    our  ability  to  integrate   acquisitions  into  our  operations  and
          management;

     o our ability to market, sell, lease or profit-share slot machines under our licensing agreement;

     o risks associated with the hotel industry and real estate markets in general;

     o the impact of terrorist activity or war, threats of terrorist activity or war and responses to terrorist activity on the economy in general and the travel and hotel industries in particular;

     o    travelers' fears of exposure to contagious diseases;

     o    legislative or regulatory requirements;

     o    access to capital markets; and

     o    other factors beyond our control.

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

     "We", "us", "our", the "Company" and the "Registrant" in this report refers to Chilco River Holdings Inc. and its subsidiaries, as the context requires.


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

     Prior to signing the Share Exchange Agreement with Kubuk International, we developed a plan to expand, renovate and modernize the current facilities of the Bruce Hotel and Casino and temporarily suspended the operation of the gaming room in February 2005 and operation of the restaurant and slot room in November 2005. Since that time, we have intended to raise capital to fund the expansion, renovation and modernization of the Bruce Hotel and Casino.

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

     In light of the passage of the Unlawful Internet Gambling Enforcement Act of 2006, which is signed by President Bush on October 13, 2006, we may have to license our developed software to companies that are not subject to the jurisdiction of the United States and operate in foreign markets including, but not limited to, South America. This is expected to limit the potential users of our software, if we are successful in our development efforts.

     In July 2006, we acquired the exclusive world-wide license to manufacture slot machines based on technology developed by K.C. Technology. We are in the process of marketing these slot machines to operators of casinos in South America. We intend to raise capital to manufacture machines beginning in the fourth quarter of 2006 or early 2007. As of September 30, 2006, we have received slot machine profit-sharing contracts from a number of Peruvian slot parlor operators for the lease of more than 300 new slot machines. These contracts allow us to share the net earnings of the slot machines that we lease out in 50%-50% or 60%-40% ratio. Because of lack of funding to mass produce the machines, we have only delivered 22 units of new slot machine to these leasing customers as of September 30, 2006. We do not expect to generate any material revenue from our slot machine business until we successfully raise additional capital.

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


OUR ABANDONED MINERAL EXPLORATION BUSINESS

     We were previously engaged in the business of acquiring mineral exploration properties. We purchased all right, title and interest in one unpatented claim in the New Westminster Mining Division of the Province of British Columbia, known as the PEG Claim under an agreement dated November 3, 2003. We were unable to secure funding to conduct additional exploration work on the PEG Claim and we suspended work on the PEG Claim. Our management began exploring other business opportunities at the beginning of 2005. After we acquired our interest in the Bruce Hotel and Casino, we abandoned the PEG Claim by giving notice to the property owner to terminate the agreement in August 2005. We are no longer engaged in the mineral exploration business. We no longer own any mineral exploration properties.


EXPLANATORY NOTE ON FINANCIAL STATEMENTS

     The condensed consolidated financial statements included in this quarterly report on Form 10-QSB have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2006, and our results of operations and cash flows for the quarter ended September 30, 2006. The results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Audit for the year ended December 31, 2005.

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

     Due to the Agreement and the significance of the Company's operations, the "development stage" status of Chilco is no longer in effect. The development stage disclosures are no longer required in the Company's current status. Historical results of operations for Chilco River Holdings, Inc. may differ materially from future results.

PLAN OF OPERATION

HOSPITALITY BUSINESS

     We intend to continue the operations of the Bruce Hotel and Casino over the next twelve months and beyond. The Bruce Hotel and Casino is located at Jiron
Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Bruce Hotel and Casino is a "destination" hotel and casino location for visitors traveling to the Republic of Peru, including tourists from the People's Republic of China. Prior to closing, the casino and slot room were also popular with local residents in Peru.

     The Bruce Hotel & Casino is a full service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel is expected to encompass several dining facilities and a full featured Gambling Casino with traditional gaming tables and slot machines.


     HOTEL

     The Bruce Hotel & Casino is a 60 room full service hospitality facility with standard and premium lodging accommodations (rooms and suites). The amenities include guest suites and rooms, sauna, air conditioning, mini-bar, telephone, hair dryer, wake-up service/alarm-clock, radio, satellite TV and safe deposit boxes. The hotel can accommodate 200 guests. In addition, prior to closing for renovations, the hotel offered a gaming room, meeting/banquet facilities and a barber/beauty shop. The room fare ranges from $70 for a standard room to $95 for an executive suite.

     The Miraflores District is one of the most important financial and commercial centers of Lima and approximately 20 minutes from the historical center of Lima. The Bruce Hotel and Casino is supported by urban infrastructure, such as asphalt roads, concrete sidewalks, city water and sewage, public electricity and garbage collection and phone lines. The Bruce Hotel and Casino is located on commercial property and is located on a major thoroughfare. Prior to closing for renovations, our casino and restaurants attracted local residents in Lima, Peru, and we believe a significant amount of our historical gaming revenue was derived from local residents. We have a historic occupancy rate of our hotel averaging approximately 70% during 2004 and 2005. Our occupancy rate is not generally subject to seasonal fluctuation. The following table sets forth the occupancy rate for our hotel during 2005 and the first nine months of 2006:

                      Hotel Average Occupancy Rate

      Month                          2005                      2006
      --------------------------------------------------------------
      January                       52.37 %                  64.88 %
      February                      78.75 %                  68.31 %
      March                         77.19 %                  70.85 %
      April                         69.57 %                  65.10 %
      May                           63.11 %                  71.51 %
      June                          83.68 %                  68.85 %
      July                          76.02 %                  74.26 %
      August                        67.27 %                  69.21 %
      September                     67.34 %                  65.33 %
      October                       71.46 %
      November                      65.93 %
      December                      82.67 %


     RESTAURANTS

     Prior to closing for  renovations,  the Bruce Hotel & Casino  featured  two full service restaurants serving Chinese and international cuisine. The restaurants seated 200 guests, respectively. The Bruce Hotel & Casino holds a retail liquor license. The restaurants were closed to the public for renovation in November 2005, but continue to serve meals to hotel guests.

     GAMING CASINO

     Prior to closing for renovations, the gaming casino was a full featured casino with 20 traditional gaming tables (blackjack, roulette, craps and poker) and approximately 220 slot machines. The casino was located on the second floor of the Hotel and is approximately 622 square meters. Once renovations are completed, the casino will feature two full bars, VIP area and accommodate up to 300 guests.

     We hold two gaming licenses for the operation of our casino and slot room, which were granted in 2005. These gaming licenses are valid for five years.

     The gaming casino is expected to operate under a gaming license issued to Kubuk Gaming SAC by the Republic of Peru. The gaming casino is currently closed for remodeling and is scheduled to reopen to the public in the first half of 2007, assuming adequate financing is available.

     SLOT ROOM

     The slot room was closed for renovation in November 2005. The slot room was located on the first floor of the Hotel next to the lobby. Once renovations are complete, the slot room is expected to feature 300 slot machines and accommodate approximately 350 guests. As of September 30, 2006, we have leased out over 130 slot machines that are retired from the slot room to other local slot parlor operators under various lease terms and profit-sharing agreements. We expect to lease out the remaining old slot machines in the next few months. These operating leases vary in terms and average $10 per machine per day in net rental income. We believe the slot machine rental income should continue at least through the end of year 2007.

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

     The renovation of our casino, slot room and restaurants are expected to be completed in first half of 2007, assuming financing is available. We expect to raise approximately $3.5 million to complete the renovations.

     Historically, our operating revenue was derived from the following aspects of our business, expressed as percentages relative to total revenue:

                            3rd Qtr 2006      2nd Qtr 2006    1st Qtr 2006    Year 2005     Year 2004
                            -------------------------------------------------------------------------
     Casino/Leasing            27 %               28 %             16 %           58 %          82 %
     Rooms                     67 %               66 %             77 %           25 %           9 %
     Food & Beverage            5 %                6 %              7 %           11 %           5 %
     Other                      0 %                0 %              0 %            6 %           4 %
     Total                    100 %              100 %            100 %          100 %         100 %


GAMING DEVICES AND SOFTWARE

     In July, 2006, we entered into an exclusive world-wide license agreement to license technology to manufacture slot machines developed by K.C. Technology, a Hong Kong corporation. We issued K.C. Technology 3,000,000 shares of common stock and paid an initial licensing fee of $500,000 in July 2006. We also agreed to pay K.C. Technology an additional $2 million in four equal installments payable every six months beginning January 31, 2007, and to issue K.C. Technology 3,000,000 additional shares of common stock in two 1,500,000 share installments on the first and second anniversary. We intend to raise capital to manufacture and sell, lease or profit-share slot machines beginning in the fourth quarter of 2006 or early 2007. We raised $500,000 to pay the initial license fee by issuing 666,666 units at $0.75 per unit in July 2006. Each unit consisted of one share of common stock and one share purchase warrant exercisable to acquire one share of common stock at $0.75 per share for one year. We anticipate that it will require at least $2.2 million to fulfill the production of 400 slot machines immediately.

     The Company had produced 22 "Kubuk" brand slot machines with the KC technology and exhibited these new Kubuk slot machines in a gaming industry trade show in Lima, Peru on August 3, 2006. As a result of the exhibition of these Kubuk slot machines in the trade show, we have received slot machine profit-sharing contracts from nine Peruvian slot parlor operators for 300 new slot machines. These contracts allow us to share the net earnings of the slot machines that we lease out in 50%-50% or 60%-40% ratio. Because of lack of funding to mass produce the machines, we have only delivered 22 Kubuk slot machines to these leasing customers as of September 30, 2006.

     In April 2006 we started a software development project in Shenzhen, China by contracting with several programmers to develop an internet based computer gaming application for potential future licensing to third parties. We anticipate that we will spend approximately $150,000 on software development during the next 12 months, assuming adequate financing is available. The success of this software development project depends heavily on our ability to raise sufficient capital or borrowing from debt to fund the project through its feasibility test stage. If, for any reason, we have difficulties raising financial resources to complete the casino and hotel renovation, we will have to delay or suspend the software development project.


SATISFACTION OF CASH OBLIGATIONS FOR THE NEXT TWELVE MONTHS.

     Aside from the cash requirements for the Bruce Casino renovation projects, we believe that the cash flow from our hotel and the rental of the old slot machines will not be sufficient to meet our minimum operating cash requirements to continue as a going concern for the next twelve months. We intend to use a combination of available cash and additional financing to meet obligations over the next twelve months, including the cost of renovation of the casino and restaurant at an estimated amount of $3,500,000. As of September 30, 2006, we raised approximately $3,000,000, we allocated $1,000,000 of the proceeds of the offering to renovate our casino floor and $1,000,000 toward marketing efforts to promote our business and $500,000 as the initial payment to KC Technology under a license agreement. We intend to secure additional financing in the amount of $7,700,000 in one or more transactions as soon as practicable. The required financing includes funding for (1) Casino and hotel renovation in total budgeted amount of $3,500,000; (2) voluntary and statutory cash reserves for the casino in the amount of $1,500,000, (3) the $500,000 installment payable to KC Technology by January 31, 2007; and (4) $2,200,000 to pay for the production of approximately 400 new Kubuk Slot Machines.

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

     We received $500,000 during the quarter ended September 30, 2006 as a result of exercise of 500,000 warrants in December, 2005.


     SUMMARY OF ANY PRODUCT RESEARCH AND DEVELOPMENT THAT WE WILL PERFORM FOR THE TERM OF THE PLAN.

     EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT.

     Prior to the completion of renovation and reopening of the gaming room, we will have to acquire additional gaming equipment and hotel furniture. Estimated costs of the acquisition of equipment, furniture, and improvements are as follows:


          Slot Machines                                       $1,400,000
          Other casino equipment                              $1,080,000
          Building improvements and furniture                 $  800,000
          Restaurant and lounge                               $  220,000
                                                             -----------
          Total                                               $3,500,000


     The total slot machine cost includes the purchase of 210 Kubuk machines and 31 used machines. The cost for 100 units of other brands of machines was not factored in because all units are expected to be financed without upfront costs.

     We acquired exclusive rights to manufacture and sell cost-competitive slot machines. We intend to manufacture and distribute the slot machines in central and south American markets beginning in early 2007, assuming adequate financing is available. We do not plan to establish our own manufacturing facility to produce Kubuk gaming machines. Instead, we plan to contract our manufacturing with a third-party manufacturer. We anticipate we will require at least $2.2 million additional financing for our slot machines business in the next 12 months.


SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES.

     As of September 30, 2006, we had approximately 50 employees. We anticipate that we will hire approximately 50 to 70 employees prior to reopening our casino, slot room and restaurant in 2007, assuming adequate financing is available.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

     The Company had revenues of $422,640 ($1,097,123 - 2005) during the three months ended September 30, 2006, and revenues of $1,189,868 ($3,758,818 - 2005)
during the nine months ended September 30, 2006. Overall revenues were down 61% for the three-month comparative periods and 68% for the nine-month periods. The lower revenues during the periods in 2006 compared to 2005 are a direct result of the closure of the Company's casino floor for renovation in February 2005 and subsequent closure of the slot room in November 2005. The restaurant in the third floor of Bruce Hotel was also closed to the public shortly after the closure of the slot room.

     Operating expenses during the three months ended September 30, 2006 were $1,253,197 ($778,212 - 2005), and $2,940,340 ($2,110,569 - 2005) during the nine-month period ended September 30, 2006. Despite substantial reduction in labor and other variable costs associated with the closure of the casino and slot room since 2005, operating expenses for the first nine months of 2006 compared to 2005 increased by $713,995 due to increased marketing expenses, legal and accounting costs and $345,000 amortization of consulting service expense, prepaid by issuance of our stock to a service provider during the second quarter of 2006. We had no legal and other SEC reporting related costs in the first nine months of 2005 at Kubuk, or its predecessor Bruce Grupo Diversion SAC. We paid over $800,000 of expenses, which are non-recurring in nature, in cash to various marketing and public relation firms. Consequently, loss from operation for the three-month period ended September 30, 2006 was $(830,557), compared to income from operation in the amount of $318,911 for the same period in 2005. Income (loss) from operation as a percentage of revenue for the three-month periods ended September 30, 2006 and 2005 was (197)% and 29%, respectively, while the same percentages for the nine-month periods ended September 30, 2006 and 2005 were (139)% and 44%. Our net loss from operation for the nine-month period ended September 30, 2006 was $(1,750,472), compared to income from operation in the amount of $1,648,249 for the same period in 2005. The lower income from operation during the period in 2006 compared to 2005, was a direct result of the closure of the Company's casino floor and slot room in 2005 for renovation and the increased public company compliance costs following the reverse merger transaction in July 2005.

     Net loss, after other income and expenses and provision for income taxes, was $(846,349) (a net loss of $0.02 per share) for the three-month period ended September 30, 2006, compared to net income of $188,984 ($0.01 per share) for the three months ended September 30, 2005. The Company paid income taxes of $16,637 and $127,170 for the three-month periods ended September 30, 2006 and 2005, respectively.

     Net loss, after other income and expenses and provision for income taxes, was $(1,782,480) (a net loss of $0.04 per share) for the nine-month period ended September 30, 2006, compared to net income of $1,144,026 ($0.03 per share) for the nine-month period ended September 30, 2005. The Company paid income taxes of $46,307 and $534,228 for the nine-month periods ended September 30, 2006 and 2005, respectively.

     The Company had a gain (loss) on foreign currency translation of $1,059 and ($6,523) during the three-month and nine-month periods ended September 30, 2006, respectively, compared to a $661,863 and $715,570 gain during the same periods in 2005.

     The Company's revenues during the periods after the closure of the Company's slot room and restaurant in November 2005 was principally derived from hotel revenue and revenue from rental of old slot machines. The Company does not anticipate that revenues will return to historical levels until the renovation of its casino floor is completed. The Company has several fixed costs related to its operations, which resulted in higher operating expenses and lower operating revenue as a percentage of sales. The Company anticipates that its expenses as a percentage of sales will remain at approximately the same level until its casino floor is fully operational. The Company is currently seeking to raise $3.5 million to renovate and modernize the current facilities of the Bruce Hotel & Casino. The Company has no firm commitments to raise such capital to complete such renovations.

     In addition, we entered into a Licensing Agreement with K.C. Technology, a Hong Kong corporation, under which the registrant acquired from K.C. a worldwide exclusive and perpetual license to use K.C.'s technology to manufacture, market and distribute K.C. designed slot machines and other gaming products, including an electronic data transfer device trademarked Smartbook. The technology includes all technology, tools, design, components, hardware, software, and specification necessary for the design and manufacturing of slot machines and Smartbook and all associated patents, trademarks, copyrights, trade secrets, know-how. We agreed to pay K.C. a cash license fee of $2,500,000, of which, $500,000 was paid in July 2006, and the balance will be paid in four equal installments of $500,000 each at the end of January and June, respectively, during the next two years. We also agreed to pay Licensor a licensee fee in common stock of 6,000,000 shares of restricted common stock, par value $0.001, of which 3,000,000 share were issued in July 2006, 1,500,000 to be issued on the first anniversary of the date of the effective date, and 1,500,000 to be issued on the second anniversary of the effective date. We granted K.C. registration rights and undertook to use commercially reasonable effort to file a registration statement with the United States Securities Commission within 90 days of the Effective Date to register for resale the first 3,000,000 shares common stock issued to K.C. under the License Agreement. We intend to market, sell, lease or profit-share slot machines beginning in the first half of 2007. The cash payments and the fair market value of the shares issued under this licensing agreement are capitalized on our balance sheet as intangible assets and are determined to have infinite useful lives. These capitalized intangible licensing rights are not amortized and are tested at least annually to determine whether impairment of value has occurred by the end of each fiscal year. If it is determined that the carrying value of these intangibles has been impaired, a loss will be recognized to the extent of the excess of such carrying value over the fair value of these intangibles. No impairment loss is recorded as of September 30, 2006.

     We anticipate that we will need to raise at least $2.2 million in additional capital to fund our plan of operation related to our slot machine business. We cannot assure you that we will successfully raise such financing on acceptable terms, if at all, or that we will be successful in marketing and selling our slot machines.


LIQUIDITY AND CAPITAL RESOURCES

     The Company is in the process of completing a comprehensive renovation of the Bruce Hotel & Casino and will require additional capital to complete the remodel of the casino and resume operations of the casino floor.

     The Company intends to market, sell, lease or profit-share slot machines beginning in the first quarter of 2007. The Company anticipates that it will need to raise at least $2.2 million in additional capital to fund our plan of operation related to our slot machine business. The Company also has commitments to make payments of $500,000 each January and June to K.C. Technology under the terms of the License Agreement. If the Company fails to make such payments, the Company will default under the terms of the License Agreement and could lose the license. We cannot assure you that we will successfully raise such financing on acceptable terms, if at all, or that we will be successful in marketing and selling our slot machines. The Company has no firm commitments for such financing.

     Cash flow from operations during the nine months ended September 30, 2006, were significantly lower than cash flow from operations during the same period in 2005. The Company's revenues during the periods after the closure of the Company's slot room and restaurant in November 2005 was principally derived from hotel and rental of old slot machines. The Company does not anticipate that revenues will return to historical levels until the renovation of its casino floor is completed. The Company has several fixed costs related to its operations, which resulted in higher operating expenses and lower operating revenue as a percentage of sales. The Company anticipates that its cash flow from operations will remain at approximately the same level until its casino floor is fully operational, except that certain non-recurring cash expenses, including a special marketing expense in the amount of $800,000 to promote the public awareness of the Company and its business in 2006, will not be incurred in the future periods.

     As of September 30, 2006, the Company had current assets of $1,103,911, including cash and cash equivalents of $534,376, and current liabilities of $1,309,174, excluding installment obligations in the amount of $1,700,893 payable in the Company's common stock to KC Technology. The Company had a working capital deficit of $205,263. We have commitments and contractual obligations for the Company during the next 12 months of $1,000,000, which is attributable to the KC Technology License Agreement. The Company did not have any long-term debt as of September 30, 2006, except for installment obligations payable to KC Technology in the Company's common stock.

     For the first nine months of 2006, our operation in Peru generates roughly $652,000 of positive cash flow. During the same period, our U.S. headquarters operation consumed roughly $1,557,000 in cash expenses, including an $800,000 special marketing expense mandated under the December 17, 2005 Unit Purchase Agreement. We do not anticipate to incurring such expense in the future periods.

     To address this ongoing concern, we continue to seek additional funding both from private equity and other alternative resources. In July 2006 we raised an additional $500,000, through a second Unit Purchase Agreement. In August 2006, we received $500,000 for the issuance of 500,000 shares of common stock pursuant to an exercise of class A warrants.

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

     During the quarter ended March 31, 2006, we made a $60,000 short-term loan to Szchuan Enterprises, Ltd. Yong Yang is an affiliate of Szchuan Enterprises, Ltd. and a director of the Company. Subsequently, the entire balance of $61,317, which accounts for the principal and interest was paid off on July 19, 2006. We are also indebted to one of our Directors for cash advanced to pay for the expenses in our Shenzhen software development center. The unpaid borrowing amounted to $55,558 as of September 30, 2006.

     We anticipate that it will require $3.5 million to renovate our casino floor and to purchase gaming equipment. We estimate the costs to complete renovation of our restaurant and lounge will be approximately $220,000. We do not have sufficient cash flow and working capital to complete our renovations. We will not start renovating the restaurant and creating the new lounge area until the renovation of slot room is completed or until sufficient funding for all renovation projects is secured.

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

     We anticipate that we will be able to complete the renovation of our casino, slot room, and restaurant in the first half of 2007, assuming we are able to raise adequate financing prior to the end of 2006. We are currently negotiating with potential investors to raise such funds; however, we currently do not have any firm commitments for such financing. If we are unable to raise sufficient capital through equity financing, we may seek to mortgage our real property and assets. We estimate that we can complete the renovations in 3-5 months after we receive sufficient funding.

     Our financial statements have been prepared based on the assumption that we will be able to continue as a going concern. If we fail to raise additional capital in the next six months, we may be unable to continue as a going concern.


OFF-BALANCE SHEET ARRANGEMENTS

     The Company had no off-balance sheet transactions.


SUBSEQUENT EVENTS

EXERCISE OF WARRANTS

     In August 2006, the Company received $500,000 for the issuance of 500,000 shares of common stock pursuant to an exercise of class A warrants.


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

     During the most recent fiscal quarter ended September 30, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.


ITEM 1A. RISK FACTORS

     As of November 15, 2006, there have been no material changes from risk factors as previously disclosed in the Company's Form 10-KSB, filed August 16, 2006.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 5, 2006, the board of directors of the Company authorized and approved a 2 for 1 forward stock split of its issued and outstanding shares of common stock, par value $0.001 per share, by way of share dividend. Pursuant to
Section 78.215 of the Nevada General Corporation Law, shareholder approval of the share dividend was not required. To effect the share dividend, the Company authorized the issuance of one share of common stock for each one outstanding share of common stock held by the shareholders of record on July 5, 2006 at 5:00 p.m. (Eastern Daylight Saving Time) (the "Record Date"). The Company's transfer agent is authorized and directed to issue new share certificates giving effect to the share dividend and mail such stock certificates directly to shareholders of the Company. Certificates were mailed on or about July 7, 2006.

     On July 7, 2006, the Company completed the offer and sale of 666,666 units of the Company, at a price of $0.75 per unit for gross proceeds of $500,000. Each unit consisted of one share of the Company's common stock, par value $0.001, and one non-transferable share purchase warrant which entitles the purchaser to subscribe for one additional common share at a price of $0.75 per share by the first anniversary of the date of issuance. The offering of units was conducted by the Company in a private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

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

     In August 2006, the Company received $500,000 for the issuance of 500,000 shares of common stock pursuant to an exercise of class A warrants to one non-U.S. Person outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended. The entire proceeds received will be used toward the renovation of Casino in Peru and as general working capital.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2006.


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS

     A) Exhibits

     Number    Description
     ------    -----------

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

      32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Chilco River Holdings Inc.

By:   /s/ Tom Yu Liu
      ------------------------------------------
      Tom Yu Liu
      Chief Executive Officer
      (Principal Executive Officer)

Date: November 14, 2006




By:   /s/ Winston Yen
      ------------------------------------------
      Winston Yen
      Chief Financial Officer
      (Principal Financial and Accounting Officer)

Date: November 14, 2006