Form 10KSB
period 2006-12-31
CHILCO RIVER HOLDINGS INC
filed 2007-04-02
CIK 1278595

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2006

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission file number: 000-50911

                           CHILCO RIVER HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                 NEVADA                                         98-0419129
     -------------------------------                       --------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

         355 Lemon Ave., Suite C
               Walnut, CA                                         91789
(Address of principal executive offices)                        (Zip Code)

                                 (646) 330-5859
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
-----------------------                -----------------------------------------
         N/A                                               N/A


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

     State the issuer's revenues for its most recent fiscal year: $1,597,875

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $13,383,324 as of March 28, 2007, based on an average bid and ask sales price of $0.65 per share of the Registrant's common stock as quoted in the National Association of Securities Dealers Over-the-Counter Bulletin Board.

     As of March 28, 2007, we had 48,345,600 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

Transition Small Business Disclosure Format (Check One)

                         Yes [_]         No [X]

================================================================================

                                TABLE OF CONTENTS
                                -----------------




ITEM 1.       DESCRIPTION OF BUSINESS..........................................2

ITEM 2.       DESCRIPTION OF PROPERTIES.......................................22

ITEM 3.       LEGAL PROCEEDINGS...............................................23

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............23

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
              SMALL BUSINESS ISSUER PURCHASES OF EQUITY  SECURITIES...........23

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......25

ITEM 7.       FINANCIAL STATEMENTS...........................................F-1

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.............................33

ITEM 8A.      CONTROLS AND PROCEDURES.........................................33

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
              SECTION 16(A) COMPLIANCE........................................34

ITEM 10.      EXECUTIVE COMPENSATION..........................................37

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................38

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................41

ITEM 13.      EXHIBITS AND REPORTS ON FORM 10-KSB.............................41

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................41


SIGNATURES....................................................................42

FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

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

     These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption "Risk Factors," as well as the following:

     o the impact of general economic conditions in the Peru and other countries in which we conduct business;

     o    industry conditions, including competition;

     o    business strategies and intended results;

     o    our  ability  to  integrate   acquisitions  into  our  operations  and
          management;

     o risks associated with the hotel industry and real estate markets and manufacture of slot machines in general;

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


EXPLANATORY NOTE

     On July 7, 2006, Chilco River Holdings Inc. (the "Company") effected a 2-for-1 forward split of its issued and outstanding shares of common stock. Immediately prior to the stock dividend, the Company had 21,840,667 shares of common stock issued and outstanding. After giving effect to the stock dividend, the Company had 43,681,334 shares of common stock issued and outstanding. The Company began trading on a post dividend basis at the open of the market July 10, 2006. This annual report gives retroactive effect to the forward split.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     We, Chilco River Holdings, Inc. (the "Company" or "Chilco"), through our wholly-owned subsidiaries, own all of the assets of and operate the Bruce Hotel and Casino. The Bruce Hotel and Casino is located at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, Peru, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Bruce Hotel and Casino is expected to be a "destination" hotel and casino location for visitors traveling to the Republic of Peru and caters to visitors from the People's Republic of China. The Bruce Hotel and Casino business is expected to consist of a hotel, restaurants, a gaming casino and real property. We acquired the Bruce Hotel and Casino in connection with a Share Exchange transaction with the shareholders of Kubuk International, Inc. (Kubuk) on July 15, 2005.

     The Bruce Hotel and Casino is expected to be a full-service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel is expected to encompass several dining facilities and a full-featured gambling casino with traditional gaming tables and slot machines.

     Prior to signing the Share Exchange Agreement with Kubuk International, we developed a plan to expand, renovate and modernize the current facilities of the Bruce Hotel and Casino and suspended the operation of the gaming room in February 2005 and operation of the restaurant and slot room in November 2005. We plan to raise capital to fund the expansion, renovation and modernization of the Bruce Hotel and Casino, although we have no current commitments for financing.

     In addition, we entered into a Licensing Agreement with K.C. Technology, a Hong Kong corporation, under which we acquired from K.C. a worldwide exclusive and perpetual license to use K.C.'s technology to manufacture, market and distribute K.C. designed slot machines and other gaming products, including an electronic data transfer device trademarked Smartbook. The technology includes all technology, tools, design, components, hardware, software, and specification necessary for the design and manufacturing of slot machines and Smartbook and all associated patents, trademarks, copyrights, trade secrets and know-how.

     We maintain our registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89511, and an office at the Bruce Hotel and Casino at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima. Our executive offices are located at 355 Lemon Ave., Suite C, Walnut, CA 91789, and our phone number is (646) 330-5859.


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


FORWARD STOCK SPLITS

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

     On July 5, 2006, the board of directors of the Company authorized and approved a 2 for 1 forward stock split of its issued and outstanding shares of common stock, par value $0.001 per share, by way of share dividend. To effect the share dividend, the Company authorized the issuance of one share of common stock for each one outstanding share of common stock held by the shareholders of record on July 5, 2006 at 5:00 p.m. (Eastern Daylight Saving Time). Immediately prior to the stock dividend, the Company had 21,840,667 shares of common stock issued and outstanding. After giving effect to the stock dividend, the Company had 43,681,334 shares of common stock issued and outstanding. The Company began trading on a post dividend basis at the open of the market July 10, 2006. The number of shares reported in this annual report gives retroactive effect to the Company's 2 for 1 forward stock split.


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

     The Share Exchange was negotiated at arms' length. None of the shareholders of Kubuk International, Inc. were affiliates of Chilco River Holdings, Inc. prior to the share exchange.

     SHARE EXCHANGE AGREEMENT

     Under the terms of the Share Exchange Agreement dated July 15, 2005, we agreed to acquire or cause one or more of our affiliates to acquire all of the outstanding capital stock and other equity interests of Kubuk from its
Shareholders by issuing 38,500,000 shares of Chilco's common stock as consideration on the terms and subject to the conditions set forth in the Share Exchange Agreement.

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

     The parties agreed that we would place a total of 16,500,000 of the shares issued in connection with the Share Exchange into three separate escrows under one escrow agreement. We entered into the escrow arrangements to ensure that a portion of our stock would only become available to the other parties to the escrow agreement upon the occurrence of certain events, such as our company's ability to raise additional capital and our receipt of corporate documents and materials from Kubuk. The shares are subject to release from each of the escrows on the following terms and conditions:

     Escrow Number One - The Financing Transaction Escrow: In order to provide some assurance that the new management would be able to raise sufficient financing to fund the renovation of the Bruce Hotel and Casino without significant dilution to the existing shareholders of Chilco, the Shareholders placed an aggregate of 10,000,000 Exchange Shares into Escrow, which we refer to as the Shareholder Escrow Shares. The Shareholders and Chilco agreed that Chilco and its management would take all reasonable actions to obtain the highest price per share in raising $5,000,000 for renovating the Bruce Hotel and Casino and to provide capital for the on-going operations of Chilco. The management of Kubuk, who became the management of Chilco, agreed that the minimum price per share of common stock (or any rights, options or warrants to purchase, or securities of any type whatsoever) issued by Chilco in connection with the financing would be $0.50 per share. We refer to this undertaking as the Minimum Price Covenant. The minimum price was determined after arms' length negotiations between the board of directors of Kubuk and Chilco based on the estimated value of the combined company; however, no formal valuation was conducted.

     The  Shareholder   Escrow  Shares  will  be  released  from  the  Financing
Transaction Escrow as liquidated damages for breach of the Minimum Price Covenant if Minimum Price Covenant is breached, then the number of Shareholder Escrow Shares to be cancelled as liquidated damages shall be calculated as follows:

         X = (A/B) - A

         where:

                  X = Number of Shareholder Escrow Shares Cancelled
                  A = 10,000,000
                  B = Purchase Price Per Share

For the purposes of the Financing Transaction Escrow, the Purchase Price Per Share is to be determined based on completing a financing transaction to raise a minimum of $5,000,000 and is defined as cash consideration received or to be received by Chilco or the fair market value of any property received or to be received by Chilco (as shall be verified by Chilco's independent accounting firm) for each Chilco Common Share issued or to be issued pursuant to exercise or conversion of any convertible or exchangeable security. As of December 31, 2005, Chilco has raised approximately $2 million at a price in excess of $0.50 per share.

In addition, the Kubuk Shareholders and Kubuk, jointly and severally, agreed that Kubuk would deliver audited financial statements of Kubuk to Chilco no later than the earlier of (i) 60 days after the Closing Date or (ii) the date that permits the filing of any registration statement required to be filed under the terms of the Financing Transaction. If Kubuk failed to deliver the Kubuk financial statements in a timely manner, then 720,000 Shareholder Escrow Shares were to be released and cancelled as liquidated damages and not a penalty for the breach of the covenant. The financial statements were delivered in accordance with the terms of the Financing Transaction Escrow.

     Escrow Number Two - The Rightholder Escrow: The Kubuk Shareholders also placed an aggregate of 4,000,000 shares issued in connection with the Share Exchanges into escrow for the purposes of satisfying certain obligations of Kubuk to Nefilim Associates, LLC, a Massachusetts limited liability company, T Morgan LLC, a Delaware limited liability company, and Sean Sullivan. Kubuk had an existing obligation to Nefilim, T Morgan and Mr. Sullivan to issue capital stock of Kubuk or an entity acquired by or acquiring Kubuk upon satisfaction of certain conditions under the terms of Consulting Agreements dated May 9, 2005 with respect to Sean Sullivan, May 19, 2005 with respect to Nefilim Associates, LLC and June 1, 2005 with respect to T Morgan LLC.

     Under the terms of the Rightholder Escrow, shares were to be released from escrow to Nefilim, T Morgan and Mr. Sullivan, if Chilco was able to raise a total of $5,000,000 within thirty (30) days of Kubuk delivering the audited financial statements of Kubuk to Chilco. The shares issued to Nefilim, T Morgan and Mr. Sullivan were subject to a redemption and cancellation right by Chilco with respect to sixty percent (60%) of the shares, if Chilco has not raise a total of $5,000,000, $10,000,000, $15,000,000 and $20,000,000 in subsequent financing transactions for Chilco within six (6) or twelve (12) months from the Closing Date. However, the Escrow Agent was required to release one hundred percent (100%) of the shares to Chilco for cancellation if Chilco did not raise a total of $5,000,000 within thirty (30) days of Kubuk delivering the audited financial statements of Kubuk to Chilco.

     We failed to raise $5,000,000 within thirty days of the delivery of the audited financial statements to Chilco and the 4,000,000 shares held in the Rightholder Escrow were returned and cancelled.

     Escrow Number Three - The Co-Sale Escrow: Tom Liu and David Liu, as the Principal Shareholders of Kubuk, placed 2,500,000 shares issued in the Share Exchange into a Co-Sale Escrow. We agreed to use commercially reasonable efforts to permit Tom Liu and David Liu to offer and sale up to 2,500,000 Exchange Shares to investors on a co-sale basis, in one or more private transactions, subject to us raising at least $20,000,000. After we raise at least $20,000,000, we agreed not to raise additional capital until Tom Liu and David Liu have sold shares from the Co-Sale Escrow for proceeds of $5,000,000 or all of the shares are released from Escrow. The Shareholder Representatives shall receive all of the proceeds from the sale of the shares from the Co-Sale Escrow. The Escrow Agent shall release the shares from the Co-Sale Escrow to Tom Liu and David Liu if we have not raised at least $20,000,000 prior to the third anniversary of the Closing Date of the Share Exchange.

     SHARE CONTRIBUTION AGREEMENT

     Under the terms of the Share Exchange Agreement, Chilco, Kubuk and the Kubuk Shareholders agreed that Chilco shall have 4,400,000 shares of common stock issued and outstanding immediately prior to the closing of the Share Exchange.

     In connection with the Share Exchange, Chilco and Mr. Roy entered into a Share Contribution Agreement dated effective as of August 3, 2005, under which Mr. Roy contributed an aggregate of 7,128,000 shares of Chilco's common stock to Chilco as a Capital Contribution. Former officers and directors, contributed a total of 800,000 shares of common stock: Robert Krause contributed 400,000 shares and Thomas Brady contributed 400,000 shares. Chilco accepted Mr. Roy's capital contribution and the cancellation of shares by Mr. Krause and Mr. Brady and cancelled 7,928,000 shares of common stock. No consideration was paid to Mr. Roy in connection with the contribution and cancellation of the shares.

     STOCK SUBSCRIPTION AGREEMENT

     Under the terms of the Share Exchange Agreement, Chilco, Kubuk and the Kubuk Shareholders agreed that Chilco would repay $100,000 in bridge loans prior to the closing of the Share Exchange. Chilco borrowed $100,000 in a bridge loan from United Triump Inc. to satisfy current liabilities due immediately prior to closing. United and Chilco agreed to convert the bridge loan into shares of common stock of Chilco at $1.00 per share. United was arms' length to Chilco and was not an affiliate.

     Chilco and United entered into a stock subscription agreement under which Chilco issued 100,000 shares of common stock to United in full satisfaction of the $100,000 bridge loan.

SUBSIDIARIES

     We manage our business through our wholly-owned subsidiaries.

                  ----------------------------------------------
                           Chilco River Holdings, Inc.
                              a Nevada corporation
                  ----------------------------------------------
                            Kubuk International Inc.
                            a California corporation
                  ----------------------------------------------
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

     The Bruce Hotel and Casino is located at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Bruce Hotel and Casino is expected to be a "destination" hotel location for visitors traveling to the Republic of Peru, particularly those from the People's Republic of China. The Bruce Hotel and Casino is expected to consist of a hotel, restaurants, a gaming casino and real property. Prior to signing the Share Exchange Agreement, we developed a plan to expand, renovate and modernize the current facilities of the Bruce Hotel and Casino and temporarily suspended the operation of the gaming room in February 2005 and operation of the restaurant and slot room in November 2005. We plan to raise capital to fund the expansion, renovation and modernization of the Bruce Hotel and Casino, although we have no current financing commitments.

ACQUISITION OF THE BRUCE HOTEL AND CASINO FROM BRUCE GRUPO DIVERSION S.A.C.

     On August 4, 2001, Bruce Grupo Diversion S.A.C. and Kubuk Investment S.A.C. entered into a sale and purchase agreement of the real property at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima. The 14 story building which is the location of the Bruce Hotel and Casino was contributed into Kubuk Investment S.A.C. The sale and purchase agreement was registered into the Public Records of Lima, and was notarized by Dra. Maria Soledad Perez Tello. The purchase price was $2,904,000 and was divided into five quotas after the initial payment of $400,000. The entire quota was paid off on May 21, 2005.

     In Febuary of 2005, Bruce Grupo Diversion S.A.C. and Kubuk Investment S.A.C. entered a sale and purchase agreement of the real property at Jiron Francisco Bolognesi # 155-191 in the Miraflores District, Province and Department of Lima; the 7 story building along with parking garage was the location of Bruce Grupo Diversion S.A.C. and was contributed into Kubuk Investment S.A.C. The sale and purchase agreement was registered into the Public Records of Lima, and was notarized by Dr. Fredy Cruzado Rios. The purchasing price was $400,000 and was paid in full.

     The personal property and movable property necessary for the operation of a hotel and casino were transferred to Kubuk Investment and Kubuk Gaming in 2005.

     On June 15, 2005, all of the issued and outstanding shares of capital stock of Kubuk Investment S.A.C. and Kubuk Gaming S.A.C. were acquired by Kubuk International in a share exchange by which the stockholders of Kubuk Investment and Kubuk Gaming acquired the voting common stock of Kubuk International in exchange for the common stock of Kubuk International pursuant to Internal Revenue Code Section 368(a)(1)(B).

     On July 1, 2005, the Peruvian gaming authority (MINCETUR) issued a gaming license to Kubuk Gaming S.A.C.

     Bruce Grupo Diversion S.A.C. was a corporation owned and controlled by David Liu, a principal of Kubuk International, Inc. Consequently, the acquisition of the Bruce Hotel and Casino by Kubuk International, Inc. from Bruce Grupo Diversion S.A.C. was among affiliated parties.


BRUCE HOTEL AND CASINO BUSINESS

     The Bruce Hotel and Casino is located at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Bruce Hotel and Casino is expected to be a "destination" hotel and casino location for visitors traveling to the Republic of Peru and caters to visitors from the People's Republic of China. The casino and slot room were also popular with the local residents in Peru.

     The Bruce Hotel and Casino is expected to be a full-service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel is expected to encompass several dining facilities and a full-featured Gambling Casino with traditional gaming tables and slot machines.

     Hotel: The Bruce Hotel and Casino is expected to be a 60-room full-service hospitality facility with standard and premium lodging accommodations (rooms and suites) and dining facilities. The amenities are planned to include guest suites and rooms, sauna, air conditioning, mini-bar, telephone, hair dryer, wake-up service/alarm-clock, radio, satellite TV and safe deposit boxes. The hotel can accommodate 200 guests. In addition, the hotel once reopened is expected to offer a gaming room, meeting/banquet facilities and a barber/beauty shop. The room fare ranges from $70 for a standard room to $95 for an executive suite.

     The Miraflores District is one of the most important financial and commercial centers of Lima and approximately 20 minutes from the historical center of Lima. The Bruce Hotel and Casino is supported by urban infrastructure, such as asphalt roads, concrete sidewalks, city water and sewage, public electricity and garbage collection and phone lines. The Bruce Hotel and Casino is located on commercial property and is located on a major thoroughfare. Our casino and restaurants attract local residents in Lima, Peru, and we believe a significant amount of our historical gaming revenue was derived from local
residents.   We  have  a  historic   occupancy  rate  of  our  hotel   averaging
approximately 70% during 2004 and 2005. Our occupancy rate is not generally subject to seasonal fluctuation. The following table sets forth the occupancy rate for our hotel during 2005 and 2006:

                          HOTEL AVERAGE OCCUPANCY RATE

       Month                               2005                      2006
       -----                               ----                      ----
       January                            52.37 %                  64.88 %
       February                           78.75 %                  68.31 %
       March                              77.19 %                  70.85 %
       April                              69.57 %                  65.10 %
       May                                63.11 %                  71.51 %
       June                               83.68 %                  68.85 %
       July                               76.02 %                  74.26 %
       August                             67.27 %                  69.21 %
       September                          67.34 %                  65.33 %
       October                            71.46 %                  68.54 %
       November                           65.93 %                  72.44 %
       December                           82.67 %                  67.44 %

     Restaurants: The Bruce Hotel & Casino featured two full service restaurants serving Chinese and international cuisine. The restaurants seated 200 guests, respectively. The Bruce Hotel & Casino holds a retail liquor license. The restaurants were closed to the public for renovations in November 2005 but continue to serve meals to hotel guests.

     Gaming Casino: Before closing for renovations, the gaming casino was a full featured casino with 20 traditional gaming tables (blackjack, roulette, craps and poker) and approximately 220 slot machines. The casino was located on the second floor of the Hotel and was approximately 622 square meters. Once the renovations are completed, the casino is expected to feature two full bars, a VIP area and will be able to accommodate 300 guests.

     We hold two gaming licenses for the operation of our casino and slot room, which were granted in 2005. These gaming licenses are valid for five years.

     The gaming casino operates under a gaming license issued to Kubuk Gaming SAC by the Republic of Peru. The gaming casino is currently closed for remodeling and is scheduled to reopen to the public in the second half of 2007, assuming adequate financing is available. We are in the process of raising additional capital, but have no current commitment for such financing.

     Slot Room: The slot room is planned to be located on the first floor of the Hotel next to the lobby. Before closing for renovations, the slot room featured 220 slot machines and could accommodate approximately 300 guests. The slot room was closed for renovations in November 2005. As of December 31, 2006, we leased out over 130 slot machines that are retired from the slot room to other local slot parlor operators under various lease terms and profit-sharing agreements. These operating leases vary in terms and average $10 per machine per day in net rental income. We believe the slot machine rental income should continue at least through the end of year 2007.

     Under our current renovation plan, the new gaming casino will have a slightly larger space and will feature more than 300 new slot machines, some of which are manufactured by us under the Kubuk brand name.

     Real Property: We own all of the real property and assets used in the operation of the Bruce Hotel and Casino. The property consists of one seven-story building and one fourteen-story building that are physically connected and have been configured for use as a hotel, casino and office space. Kubuk uses the office space in connection with its business and does not rent office space to third parties. The property also includes a parking garage. Kubuk owns all of the fixtures, improvements, systems, furniture, gaming machines and gaming tables and the other contents currently used in the business of the Bruce Hotel and Casino.

     The renovation of our casino, slot room and restaurants are expected to be completed in second half of 2007, assuming financing is available. We expect to raise approximately $5 million to complete the renovations. We have no current commitments for such financing.

     Historically, our operating revenue was derived from the following aspects of our business, expressed as percentages relative to total revenue:


  --------------------------------------------------------------------------
                             Year 2006          Year 2005         Year 2004
  Casino-Leasing                  25%               58%              82%
  Rooms                           69%               25%               9%
  Food & Beverage                  6%               11%               5%
  Other                            0%                6%               4%
  Total                          100%              100%             100%
  --------------------------------------------------------------------------


GAMING DEVICES AND SOFTWARE

     Subsequent to June 30, 2006, we entered into an exclusive world-wide license agreement to license technology to manufacture slot machines developed by K.C. Technology, a Hong Kong corporation. We issued to K.C. Technology 3,000,000 shares of common stock and paid an initial licensing fee of $500,000 in July 2006. We also agreed to pay K.C. Technology an additional $2 million in four equal installments payable every six months beginning January 31, 2007, and to issue K.C. Technology 3,000,000 additional shares of common stock in two 1,500,000 share installments on the first and second anniversary. While we have produced 22 new slot machines during 2006 and have leased all of them to other casino and slot parlor customers in Peru, we intend to raise capital to manufacture, sell, lease or profit-share more slot machines beginning in the second quarter of 2007. We raised $500,000 to pay the initial license fee by issuing 666,666 units at $0.75 per unit in July 2006. Each unit consisted of one share of common stock and one share purchase warrant exercisable to acquire one share of common stock at $0.75 per share for one year. We anticipate that we will require at least $2.2 million to fulfill the first order of 400 slot machines immediately.

     We made the second installment payment of $500,000 to K.C. Technology pursuant to the license agreement by January 31, 2007. On December 24, 2006, we borrowed $200,000 to fund a portion of this payment from one of our directors, evidenced by a six-month promissory note bearing no stated interest.

     We produced 22 "Kubuk" brand slot machines with the KC technology and exhibited these new Kubuk slot machines in a gaming industry trade show in Lima, Peru on August 3, 2006. As a result of the exhibition of these Kubuk slot machines in the trade show, we have received slot machine profit-sharing contracts from a number of Peruvian slot parlor operators for the lease of more than 300 new slot machines. These contracts allow us to share the net earnings of the slot machines that we lease out in 50%-50% or 60%-40% ratio. Because of lack of funding to mass produce more machines, we have only delivered 22 units of new slot machines to these leasing customers in 2006.

     In April 2006 we started a software development project in Shenzhen, China by contracting with several programmers to develop an internet based computer gaming application for potential future licensing to third parties, who can legally operate licensed internet gaming websites. As noted below, internet gaming is illegal in the United States and we intend to license our software, if developed, only to licensed internet gaming companies which have established controls to operate legally. Internet gaming is subject to substantial regulation and we cannot assure you that we will be able to develop or license our software. We anticipate that we will spend approximately $150,000 on software development during the next 12 months, assuming adequate financing is available. The success of this software development project depends heavily on our ability to raise sufficient capital or borrowing from debt to fund the project through its feasibility test stage. If, for any reason, we have difficulties raising financial resources to complete the casino and hotel renovation, we will have to delay or suspend the software development project.

     In light of the passage of the Unlawful Internet Gambling Enforcement Act of 2006, which was passed by the United States House of Representatives on July 11, 2006, we may have to license our developed software to companies that are not subject to the jurisdiction of the United States and operate in foreign markets including, but not limited to, South America. This is expected to limit the potential users of our software, if we are successful in our development efforts.


REGULATION AND LICENSING

     Hotel: The Bruce Hotel and Casino maintains a Five Star Hotel license issued by the Ministry Of External of Commerce and Tourism Assistant Ministry of Tourism National Office of Tourism Development. Our Five Star Hotel license expires on September 16, 2009.

     Gaming Regulations: The ownership and operation of casino gaming facilities are subject to extensive regulations by the National Bureau of Tourism of the Department of Foreign Trade and Tourism (the "Tourism Bureau"). We are required to obtain and maintain a gaming license to conduct gaming. The limitation, conditioning or suspension of our gaming license could (and the revocation or non-renewal of gaming license, or the failure to reauthorize gaming would) materially adversely affect our operations. In addition, changes in law that restrict or prohibit our gaming operations could have a material adverse effect on us.

     In general, issuance of gaming license require the following:

     (a) The exploitation of slots machines or casino must be complementary to tourism activity. Therefore, it impossible to operate casino and slots machines, without a hotel or a restaurant as principal activity. By regulations, the casino and slot machines must be within a 5 star rating hotel or a 5 fork rating restaurant if located in Peru's capital city of Lima. Outside of Lima, casinos can be in three- or four-star hotels or resorts and at five-star restaurants.

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

     Gaming License: Gaming licenses are issued under Law No. 27155, "Law that Regulates the Exploitation of Casino Games and Slot Machines", which grants the National Bureau of Tourism the administrative powers to authorize related to the application of said Law, which states in subsection (a) article 25, that the National Bureau of Tourism has the powers to issue and revoke authorizations for the exploitation of casino games.

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

     We expect to compete with six local casinos -- Casino Golden Palace, Casino La Hacienda, Casino Majestic, Casino Sheraton, Casino Los Delfines and Casino Miraflores. Bruce Casino is the second largest casino, and the only one with 100% ownership to the hotel and restaurants and other related installations.


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

     We estimate that land-based casinos constitute a more than $2.5 billion per year industry in Peru. We believe that there are over 50,000 gaming machines and 180 gaming tables in Peru. The Bruce Hotel and Casino plans to attract customers to its casino by designing and implementing marketing and promotional programs for local residents, tourists and visitors. We plan to place significant emphasis on attracting local residents and seek to maintain a strong local identity by engaging in promotion, primarily by direct mailing and posting flyers.

     Historically, approximately 70% of our hotel guests are visitors from the People's Republic of China. We target tourists from the People's Republic of China through marketing programs, including special rate programs for travel agents and promoters. With a population of 1.3 billion people, China boasts some 20 million people with million-dollar fortunes and 100 million wealthy citizens with money to travel, according to Argentina's trade group Feghra. The number of Chinese tourists could rise to 100 million in 2020, according to the World Tourism Organization.

     In the year 2002, all Chinese citizens with a government issued work passport could fly to the Republic of Peru without any additional visa requirements. This ease of travel prompted a tremendous number of visitors to the Republic of Peru from the People's Republic of China and provided a high level of occupancy and high casino gaming revenues for the Bruce Hotel and Casino.

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

     In November 2004, China included Peru on its Approved Destination Status list. This means that Chinese citizens are able to travel more easily as part of organized group and that Peruvian travel agents can advertise and promote tourism inside China. We anticipate that the number of Chinese citizens visiting the Bruce Hotel and Casino will increase as Chinese citizens take advantage of the easing of travel restrictions to the Republic of Peru.


EMPLOYEES AND LABOR RELATIONS

     As of December 31, 2006, we had 35 full time employees. Prior to temporary closure of the casino for renovation, the Bruce Hotel and Casino employed approximately 170 full time employees. We anticipate that we will hire additional employees and that our work force will increase to historical levels once our casino, slot room and restaurants are reopened in the last half of 2007, assuming adequate financing is available.

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


REPUBLIC OF PERU

GOVERNMENT

     The executive branch of Peru consists of President Alan Garcia Perez (since 28 July 2006); First Vice President Luis Giampietri Rojas; Second Vice President Lourdes Mendoza del Solar (since 28 July 2006). The president of Peru is both the chief of state and head of government. The Prime Minister of Peru is Jorge del Castillo Galvez (since 28 August 2006), who does not exercise executive power. Peru has a Council of Ministers appointed by the president. The president is elected by popular vote for a five-year term (eligible for a second term). Presidential and congressional elections were held April 9, 2006 with a runoff election held June 4, 2006. President Alan Garcia Perez was elected president in the runoff election with 52.5% of the vote.

THE ECONOMY

     Peru's economy reflects its varied geography - an arid coastal region, the Andes further inland, and tropical lands bordering Colombia and Brazil. Abundant mineral resources are found in the mountainous areas, and Peru's coastal waters provide excellent fishing grounds. However, overdependence on minerals and metals subjects the economy to fluctuations in world prices, and a lack of infrastructure deters trade and investment. After several years of inconsistent economic performance, the Peruvian economy grew by more than 4% per year during the period 2002-2006, with a stable exchange rate and low inflation. Risk premiums on Peruvian bonds on secondary markets reached historically low levels in late 2004, reflecting investor optimism regarding the government's prudent fiscal policies and openness to trade and investment. Despite the strong macroeconomic performance, underemployment and poverty have stayed persistently high. Economic growth continues to be driven by exports of minerals, textiles, and agricultural products, and by expectations for the Camisea natural gas megaproject and for other promising energy projects. Upon taking office, President Garcia announced Sierria Exportadora, a program aimed at promoting economic growth in Peru's southern and central highlands.

     The Central Reserve Bank of Peru reported that during 2006, the annual inflation rate was between 1.5 and 3.5% until November. However, better conditions in the supply of food products and the lower prices of fuels and public utilities caused annual inflation in December to fall (1.14%).

     Economic activity is estimated to have grown 7.9 percent in 2006, posting the highest rate of growth observed in the last 11 years, and with an overall growth of all components of domestic demand. This economic expansion has taken place in the context marked by an extraordinarily favorable international environment, high levels of consumer and business confidence, a faster pace of growth of private investment, productivity and employment, as well as by increased financing of the financial system.

     Private investment in 2007 and 2008 is expected to continue showing strong dynamism with rates that would increase GDP growth twofold, in line with a potential growth of GDP in the range of 6%. In 2007-2008, the expansionary economic cycle is forecast to moderate (particularly in 2008) in line with a less favorable international environment and with a growth pace in line with the potential GDP.

     The international context in 2006 was one of the best scenarios in terms of the Peruvian economy since the fifties. Favored by this context, terms of trade increased 26 percent, thus positively stimulating the growth of the output which was coupled by improvements in fiscal accounts and in the balance of payments. A moderate correction downwards is anticipated in the prices of our main commodities in the following years due to the lower pace of growth forecast for the world economy. A high volatility in these prices is also expected given uncertainty regarding some restraints in the supply of some metals and the increasing importance of speculative movements observed in some commodity markets.

     A fiscal surplus equivalent to 1.9 percent of GDP has been estimated for 2006 as a result of the dynamism of economic activity, the high prices of the minerals exported, and the lower execution of public expenditure relative to programmed spending. This economic result implies an anti-cyclical fiscal stance that has promoted a more stable growth of the economy. Taking into account that a less favorable international scenario is considered for the following years, a nil fiscal deficit is forecast for 2007 while a deficit of 0.5 percent of the product is forecast for 2008.

     The fiscal stance forecast for 2007 is pro-cyclical and involves a 10 percent increase in central government expenditure in real terms. As long as the Peruvian economy continues to benefit from the expansionary phase of the economic cycle, the possibility of maintaining a fiscal surplus - as in 2006 - would allow to stabilize economic fluctuations, consolidate long-term fiscal sustainability and generate important savings to face situations under less favorable economic conditions.

     Source: Inflation Report: Recent Trends and Macroeconomic Forecast - Central Reserve Bank of Peru.


CURRENCY

     In September 1991, the Nuevo Sol replaced the inti as the official currency of Peru. In February 1985, the inti replaced the original Sol. Between 1978 and 1985, the Sol was gradually devalued through a crawling-peg system of mini-devaluations. Multiple exchange rates were utilized in the late 1980s in an attempt to favor manufacturing exports but were abandoned in 1990 in favor of a single-rate system.

     The following table shows the nuevo sol/U.S. dollar exchange rate for the dates and periods indicated.

                                Exchange Rates(1)
                                  (S/. per US$)

                                       End of Period                  Average
                                       -------------                  -------
         2001                               3.44                       3.45
         2002                               3.51                       3.52
         2003                               3.46                       3.48
         2004                               3.29                       3.41
         2005                               3.43                       3.31
         2006                               3.19                       3.36

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

ALL OF OUR REVENUES AND INCOME ARE EXPECTED TO BE DERIVED FROM THE BRUCE HOTEL AND CASINO.

     We anticipate that all of our revenue and income, if any, will be derived from the operations of the Bruce Hotel and Casino. We have no other source of operating revenue. We had revenues of $1,597,875 ($4,507,552 - 2005) during the year ended December 31, 2006. Overall revenues were down 65% for the year ended December 31, 2006 compared to the previous year. Net loss, after other income and expenses and provision for income taxes, was $(3,499,754) (a net loss of $0.07 per share) for the year ended December 31, 2006, compared to net income of $581,383 ($0.01 per share) for the previous year ended December 31, 2005.

     We anticipate that results of operations at the Bruce Hotel and Casino will be lower than historical periods because the gaming casino has been closed for remodeling since February 2005 and the slot room and restaurants were closed for renovation in November 2005.

     Our casino, slot room and restaurants are not expected to reopen until the last half of 2007, assuming adequate financing is available. We currently have no commitments for such financing.


WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

     There is substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. Our auditors have expressed substantial doubt with respect to our ability to continue as a going concern. We are in the process of seeking sufficient financing to implement our business strategy. Our ability to raise additional financing will be contingent on our ability to restructure our liabilities and may require us to restructure our capital structure. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.


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


THE AVAILABILITY AND COST OF FINANCING COULD HAVE AN ADVERSE EFFECT ON BUSINESS.

     We intend to finance our current and future expansion and renovation projects primarily with cash flow from operations and equity or debt financings. We anticipate that we will need to raise additional capital to complete the renovation of the Bruce Hotel and Casino. Our failure to raise capital as needed may delay our efforts to complete the renovation and opening of our casino, gaming room and restaurant during 2007. We currently intend to raise the required capital through debt or equity financing, but have no current commitments. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects or capital expenditures; selling assets; mortgaging our real property; selling and leasing back the property or entering into joint venture partnership arrangements. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.


WE MAY BE UNABLE TO SATISFY OUR CASH OBLIGATIONS FOR THE NEXT TWELVE MONTHS.

     Aside from the cash requirements for the Bruce Hotel and Casino renovation projects, we believe that the cash flow from our hotel and the rental of the old slot machines will not be sufficient to meet our minimum operating cash requirements to continue as a going concern for the next twelve months. We intend to use a combination of available cash and additional financing to meet obligations over the next twelve months, including the cost of renovation of the casino and restaurant and operation requirements at an estimated amount of $5,000,000. We intend to secure additional financing in the amount of $7,700,000 in one or more transactions as soon as practicable. The required financing includes funding for (1) Casino and hotel renovation in a total budgeted amount of $3,500,000; (2) voluntary and statutory cash reserves for the casino in the amount of $1,500,000; (3) the $500,000 installment payable to KC Technology by June 30, 2007; and (4) $2,200,000 to pay for the production of approximately 400 new Kubuk slot machines.

     We signed a term  sheet on  December  22,  2006 for a  potential  financing arrangement  with a Hong  Kong  placement  agent  that  represents  a  group  of institutional investors from China. In connection with the financing arrangement, the Company's board of directors adopted certain resolutions related to the financing transactions that included the approval of a refundable $250,000 "Currency Deposit" requested by the placement agent to protect against any loss resulting from the currency fluctuation loss from investors' funds tendered in Chinese currency from the time the agent receives the funds to the time the funding is closed. We made the $250,000 Currency Deposit on January 4, 2007 by wiring the amount to an account in Hong Kong held in trust for the placement agent.

     If we are able to close the transaction pursuant to the terms currently agreed upon with the Hong Kong placement agent, we believe that we will have the necessary funding for the completion of the casino/hotel renovation. We also expect the financing to allow us to pursue our development of our slot machine leasing business and our gaming software development projects. However, if we are unable to consummate the financing arrangement with the Hong Kong placement agent or with any other potential investors or mortgage lender to raise the funds to complete the renovations in debt or equity transactions, we intend to fund completion of the renovations through cash flow from operations and reopen the casino in stages. We currently have no firm commitments with respect to additional financing.


POTENTIAL CHANGES IN REGULATORY ENVIRONMENT.

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


WE ARE SUBJECT TO THE POSSIBILITY OF AN INCREASE IN GAMING TAXES, WHICH WOULD INCREASE OUR COSTS.

     The Bruce Hotel and Casino is subject to the regulatory, legal, tax and ancillary government oversight of the Federal Republic of Peru. Changes in tax regulations or increases in gaming taxes could affect our profitability. We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations.


WE ARE SUBJECT TO NON-GAMING REGULATION THAT COULD ADVERSELY AFFECT US.

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


WE INTEND TO MAKE SUBSTANTIAL INVESTMENTS IN RENOVATING, EXPANDING AND IMPROVING THE BRUCE HOTEL AND CASINO.

     We intend to make substantial investments in connection with the renovation of our casino and hotel and to develop our slot machine manufacturing, leasing and marketing business. We will need to raise capital to make these investments.

     Our ability to generate sufficient revenue to earn a profit is dependent on our ability to raise the necessary funds to complete the renovation and to open our casino and fund our slot machine business. We are in the process of seeking capital to complete the renovation, but have no firm commitments at this time.

     Our ability to benefit from our investments will depend on many factors, including:

     o    our ability to successfully complete the renovations;

     o    our ability to successfully integrate the expanded operations;

     o    our ability to attract and retain competent management and employees;

     o    our ability to secure licenses, permits and approvals;

     o    our ability to lease and sell slot machines; and

     o    the availability of adequate financing on acceptable terms.

     Many of these factors are beyond our control. Therefore, we cannot be sure that we will be able to recover our investments.


WE MAY EXPERIENCE CONSTRUCTION DELAYS DURING OUR RENOVATION PROJECT.

     We are currently engaged in a substantial renovation project to improve our gaming casino, slot room and restaurants. The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. We have experienced significant delays.

     Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to our project has resulted in material adverse effects on our results of operations.

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


INCLEMENT WEATHER AND OTHER CONDITIONS COULD SERIOUSLY DISRUPT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Our business is generally not seasonal, but inclement weather conditions could affect the number of visitors to our hotel and casino. Our facilities are subject to risks including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, or flood, hurricane or other severe weather. Reduced patronage and the loss of service for any period of time could adversely affect our results of operations. We do not maintain business interruption insurance to compensate us if our hotel and casino experience a closure. Access to a number of our facilities may also be affected by road conditions, such as construction and traffic.


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


A DOWNTURN IN GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our business operations are subject to changes in international, national and local economic conditions, including changes in the economy related to future security alerts in connection with threatened or actual terrorist attacks in the United States, Spain and London, and related to the war with Iraq, which may affect our customers' willingness to travel. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our properties, could result in fewer customers visiting our properties, which would adversely affect our results of operations.


OUR SUCCESS DEPENDS ON VISITORS FROM THE PEOPLE'S  REPUBLIC OF CHINA AND CHANGES
TO  REGULATIONS   RELATED  TO  TOURISM  MAY  ADVERSELY  AFFECT  OUR  RESULTS  OF
OPERATIONS.

     We plan to target tourists from the People's Republic of China to visit our hotel and casino through targeted marketing programs. In 2003 the government of the People's Republic of China ceased issuing work passports to its citizens and in doing so made it a requirement to secure a visa to travel to the Republic of Peru. The visa requirement significantly curtailed the number of travelers from the People's Republic of China to the Republic of Peru and the financial results of the Bruce Hotel and Casino suffered from reduced hotel occupancy and reduced casino gaming revenues. In 2004, the Chinese government signed an agreement with the Republic of Peru adding Peru to its list of Approved Destination Status, permitting Chinese citizens to travel more easily in Peru in organized groups. If the Chinese government should change this policy and restrict travel to the Republic of Peru or the Republic of Peru should impose restrictions on entry, these changes would likely have a material adverse effect on our results of operations.

OUR RESULTS OF OPERATIONS ARE SUBJECT TO FOREIGN CURRENCY EXCHANGE FLUCTUATIONS BETWEEN THE U.S. DOLLAR AND NUEVO SOL (PEN), THE CURRENCY OF PERU.

     All of our expected revenue and expenses from the operation of the Bruce Hotel and Casino are expected to be in nuevo sol (PEN), the currency of Peru. Recently, the value of the U.S. dollar has declined compared to the PEN, and we expect that the exchange rate will fluctuate in the future. As a result, we may experience losses or declines in our gross profit margins as a result of fluctuations in the foreign currency exchange rates. At the present time, we do not hedge our foreign currency exchange risks.


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

     The Republic of Peru does not require an entry visa for visitors from most countries as a policy to promote tourism in Peru. If the visa and tourism policies are tightened in the future, we may lose hotel guests traveling to Lima from other countries.


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

     On April 9, 2006, new presidential elections were held with no candidate receiving enough votes to win the election, resulting in a run-off election in June 2006. Alan Garcia, a former president of Peru, won the run-off election and was sworn to office on July 28, 2006. Mr. Garcia's government continues to focus on a market-based economy and is seeking judicial reform to restore the integrity of Peru's corrupt judicial branch. Congressional power has increased in recent years, offering a valuable check on the power of the executive branch.

     Notwithstanding the progress achieved in restructuring Peru's political institutions and revitalizing the economy, there can be no assurance that President Garcia's government, or any successor government, can sustain the progress achieved. In addition, it is possible that Garcia's support could be eroded as a result of certain effects of current programs. For example, privatizations may result in layoffs due to the reduction in the work force of privatized companies. As in the case of all foreign investments, our investments in Peru could in the future be adversely affected by increases in taxes or by political, economic or diplomatic developments.


OUR BUSINESS AND THE TOURISM INDUSTRY MAY BE SUBJECT TO TERRORISM AND OTHER THREATS.

     Peru experienced significant terrorist activity in the 1980s and early 1990s, during which period anti-government groups escalated their acts of violence against the government, the private sector and Peruvian residents. The Company's operations have not been directly affected by the terrorist activity.

     We believe that there has been substantial progress in suppressing terrorist activity since 1990, in part as a result of the arrest of the leaders and approximately 2,000 members of the two principal terrorist groups. We cannot be certain that the progress achieved in combating terrorist activity can be sustained.

CURRENCY FLUCTUATIONS MAY HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

     Our income in Peru is denominated in both Nuevo Soles and U.S. dollars. The expenses and other charges incurred in the company's daily business are denominated in Nuevo Soles, and the computation of income will be made on the date of our receipt at the currency exchange rate in effect on that date. Accordingly, changes in the value of the Nuevo Sol against the U.S. dollar will result in corresponding changes in the U.S. dollar value of our assets denominated in Nuevos Soles and will change the U.S. dollar value of income and gains derived in Nuevos Soles. It is possible that the value of the Nuevo Sol could fall relative to the U.S. dollar between receipt of income and our distributions or date of accounting. In addition, assuming new proceeds are raised from future offerings, if the value of the Nuevo Sol falls relative to the U.S. dollar between the time we incur expenses in U.S. dollars (i.e., contracting for capital improvements or purchase of equipment) and the time expenses are paid, the amount of Nuevos Soles required to be converted into U.S. dollars in order to pay expenses will be greater than the equivalent amount in Nuevos Soles of such expenses at the time they were incurred.

     In September 1991, the Nuevo Sol replaced the inti as the official currency of Peru. In February 1985, the inti replaced the original Sol. Between 1978 and 1985, the Sol was gradually devalued through a crawling-peg system of mini-devaluations. Multiple exchange rates were utilized in the late 1980s in an attempt to favor manufacturing exports but were abandoned in 1990 in favor of a single-rate system.

     The following table shows the nuevo sol/U.S. dollar exchange rate for the dates and periods indicated.

                                Exchange Rates(1)
                                  (S/. per US$)

                                       End of Period                 Average
                                       -------------                 -------
         2002                               3.51                       3.52
         2003                               3.46                       3.48
         2004                               3.29                       3.41
         2005                               3.43                       3.31
         2006                               3.19                       3.36
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


PERU HAS BEEN SUBJECT TO HIGH LEVELS OF INFLATION IN THE PAST

     Peru historically has experienced very substantial, and in some periods extremely high and variable, rates of inflation. Annual inflation, as measured by consumer price index, averaged 29.2% during the 1970s, accelerated in the 1980s and reached 7,500% in 1990. The economic and monetary program that the government implemented during the early 1990s achieved a drastic reduction in inflation. See, "The Economy" above.

     Although inflation has appeared to stabilize, inflation and rapid changes in inflation rates have had and may continue to have significant effects both on the Peruvian economy and on the Peruvian securities and foreign exchange markets. We cannot assure investors that the government's economic and monetary reform measures will be any more successful than previous programs in reducing inflation in the long term.

     Since we operate our primary business in Peru, we may be adversely affected by high inflation levels.

AVAILABILITY OF INFORMATION ON OUR COMPETITORS IN PERU

     Although Peruvian generally accepted accounting, auditing and financial reporting standards and practices are similar in some respects to those employed in the United States, they are not equivalent and differ significantly in certain fundamental areas, most notably the treatment of inflation accounting (a statutory requirement prior to year 2005). Moreover, equity research and public information on businesses and individuals is not as common in Peru as it is in the United States. As a consequence, fewer research reports are available on Peruvian hospitality and gaming operations than on similar U.S. operations.


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

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we will be required to furnish a report by management on our internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Beginning with our annual report on Form 10-KSB for the fiscal year ended December 31, 2008, such report must also contain a statement that our auditors have issued an attestation report on our management's assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management's assessment of the effectiveness of internal control over financial reporting under Section 404.

     While we believe our internal control over financial reporting is effective, we are still compiling the system and processing documentation and performing the evaluation needed to comply with Section 404, which is both costly and challenging. We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls as of December 31, 2008), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

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


YOU MAY LOSE YOUR ENTIRE INVESTMENT IN OUR SHARES.

     An investment in our common stock is highly speculative and may result in the loss of your entire investment. Only investors who are experienced investors in high risk investments and who can afford to lose their entire investment should consider an investment in us.


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


OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN A CONTROLLING INTEREST WHICH MAY LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

     As of February 16, 2006, Tom Liu, our Chief Executive Officer, beneficially owned 12,927,982 shares of our common stock (approximately 26.7%); David Liu, Tom Liu's father, beneficially owned 5,644,036 shares of our common stock (approximately 11.67%); Guo Xiu Yan, Tom Liu's mother, owned 3,240,154 shares of our common stock (approximately 6.7%); and our other officers and directors, collectively, as a group, beneficially owned 5,943,698 shares of our common stock (approximately 12.29%). These shareholders could control the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations, or the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these shareholders may conflict with the interests of our other shareholders.

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

     We have never paid a dividend to our shareholders, and we intend to retain our cash for the continued development of our business. We do not intend to pay cash dividends on our common stock in the foreseeable future. As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of our shareholders during the year ended December 31, 2006.

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

     Quotation of our common stock on the OTCBB began March 16, 2005. The market for shares in our common stock is limited because only a small number of our outstanding shares are available for trading in the public market. Our trading price ranged from $0.25 to $1.41 from January 1, 2006 through December 31, 2006.

     The high and low bid quotations of our common stock on the OTC Bulletin Board as reported by the NASD were as follows:

Period                                      Low           High         Volume
------                                      ---           ----         ------

2005
March 16, 2005 through June 30, 2005       $0.125        $1.00       1,249,000
Third Quarter                               $1.00        $2.75         456,092
Fourth Quarter                              $2.25        $2.50         652,000

2006
First Quarter                               $1.00        $1.40         474,630
Second Quarter                             $1.125        $1.20         236,000
Third Quarter                               $0.60        $1.41       4,738,088
Fourth Quarter                              $0.25        $0.84       1,562,220

     The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     As of March 28, 2007, the closing bid quotation for our common stock was $0.65 per share as quoted by the NASD OTCBB.

     As of March 28, 2007, we had 48,345,600 shares of common stock issued and outstanding, held by 136 registered shareholders.


DIVIDENDS

     We have not declared or paid any cash dividend on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     During the year ended December 31, 2006, we offered and sold the following securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended.

     On January 20, 2006, we completed a private placement offering of 2,731,334 Units at $0.75 per Unit under the terms of a Unit Purchase Agreement. Each Unit consists of one share of common stock, and a Class A Warrant exercisable at $1.00 per share for one year from the date of Closing. Under the terms of the Unit Purchase Agreement, we are required to use $1 million from proceeds from the offering to renovate the casino floor of the Bruce Hotel and Casino and $1 million for marketing and business development. The private placement was made to non-U.S. persons in off-shore transactions in reliance upon the exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended, and one accredited investor in the United States pursuant to an exemption from registration available under Rule 506 of Regulation D.

     On July 5, 2006, the board of directors of the Company authorized and approved a 2 for 1 forward stock split of its issued and outstanding shares of common stock, par value $0.001 per share, by way of share dividend. Pursuant to
Section 78.215 of the Nevada General Corporation Law, shareholder approval of the share dividend was not required. To effect the share dividend, the Company authorized the issuance of one share of common stock for each one outstanding share of common stock held by the shareholders of record on July 5, 2006 at 5:00 p.m. (Eastern Daylight Saving Time) (the "Record Date"). The Company's transfer agent is authorized and directed to issue new share certificates giving effect to the share dividend and mail such stock certificates directly to shareholders of the Company. Certificates were mailed on or about July 7, 2006. This annual report gives retroactive effect to the forward stock split.

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

     In August 2006, the Company received $500,000 for the issuance of 500,000 shares of common stock pursuant to an exercise of class A warrants, which were issued in conjunction with the December 17, 2005 Unit Purchase Agreement. The proceeds received will be used toward the renovation of the Bruce Hotel & Casino in Peru and for general working capital.

     On January 18, 2007, we re-priced the exercise price of our class A warrants to $0.40 and extended the exercise period to February 20, 2007. In addition to 500,000 warrants that were previously exercised in August 2006, we received $199,040 from the exercise of some 497,600 units of class A warrants during the extended warrant re-price period.


PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATES

     There were no purchases of our equity securities by us or any of our affiliates during the year ended December 31, 2006.

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

                                  Chilco River Holdings, Inc.
                                           Year Ended
INCOME STATEMENT DATA                     December 31
                                      2006              2005
                                   ----------        ----------

Revenue                          $  1,597,875       $  4,507,552
Operating Expenses               $  4,637,643       $  3,499,396
Net Income (Loss)                $ (3,499,754)      $    581,383
Income (Loss) per Common
share*                           $      (0.07)      $       0.01
Weighted Average Number
of Common Shares Outstanding       45,812,064         40,505,222



                                  Chilco River Holdings, Inc.
BALANCE SHEET DATA                        At December 31
                                      2006              2005
                                   ----------        ----------
Working Capital (Deficiency)     $ (1,483,385)      $  1,515,351
Total Assets                     $ 25,900,371       $ 18,069,490
Accumulated Deficits             $ (3,779,200)      $   (279,446)
Shareholders' Equity             $ 20,119,237       $ 17,742,641

     *    Basic and diluted.

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


PLAN OF OPERATION

     We intend to continue the operations of the Bruce Hotel over the next twelve months and reopen the Bruce Casino in the last half of 2007. The Bruce Hotel and Casino is located at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Bruce Hotel and Casino is expected to be a "destination" hotel and casino location for visitors traveling to the Republic of Peru and caters to visitors from the People's Republic of China.

     The Bruce Hotel and Casino is expected to be a full-service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel, as planned, will encompass several dining facilities and a full-featured gambling casino with traditional gaming tables and slot machines.

     Satisfaction of cash obligations for the next twelve months. We believe that the cash flow from our hotel and the rental of the old slot machines will not be sufficient to meet our minimum operating cash requirements to permit us to continue as a going concern for the next twelve months. We will require additional financing. We intend to use a combination of available cash and additional financing to meet obligations over the next twelve months, including the cost of renovation of the casino and restaurant at an estimated amount of $5,000,000. During the year ended December 31, 2006, we raised approximately
$3,000,000, which we used $1,000,000 of the proceeds towards renovating our casino floor and $1,000,000 towards marketing efforts to promote our business. We intend to secure additional financing in the amount of $7,700,000 in one or more transactions as soon as practicable. The required financing includes funding for (1) Casino and hotel renovation in total budgeted amount of $3,500,000; (2) voluntary and statutory cash reserves for the casino in the amount of $1,500,000, (3) the $500,000 installment payable to KC Technology by June 30, 2007; and (4) $2,200,000 to pay for the production of some 400 new Kubuk slot machines.

     We received $500,000 during August 2006 from the exercise of 500,000 warrants at $1.00 per share. On January 18, 2007, the board of directors resolved to amend the purchase warrant certificate for each Class A Warrant to purchase shares of common stock in until 5:00 p.m. (California time) on January 20, 2007 to lower the exercise price per share to $0.40 and to extend the exercise period to 5:00 p.m. (California time) on February 20, 2007. Before the amendment, the exercise price of the Warrants was $1 (split-adjusted) per share. We received $199,040 from the exercise of some 497,600 units of Class A Warrants during the extended re-priced period.

     In December 2006 we borrowed (1) $250,000 from IFG, a Canadian entity controlled by an existing minority shareholder before we made the Currency Deposit payment pursuant to the term sheet of with the Hong Kong placement agent, and (2) $200,000 from Lee Kuen Cheung, one of our 5% shareholders, to fund the second installment payment to K.C. Technology. Both loans are evidenced by 6-month short-term promissory notes.

     We signed a term  sheet on  December  22,  2006 for a  potential  financing arrangement with a Hong Kong placement agent that represents a group of institutional investors from China. In connection with the proposed financing arrangement, the Company's board of directors adopted certain resolutions to approve a refundable $250,000 "Currency Deposit" requested by the placement agent to protect against any loss resulting from the currency fluctuation loss from investors' funds tendered in Chinese currency from the time the agent receives the funds to the time the funding is closed. We made the $250,000 Currency Deposit on January 4, 2007 by wiring the amount to an account in Hong Kong held in trust for the placement agent.

     If we are able to close the transaction pursuant to the terms currently agreed upon with the Hong Kong placement agent, we believed that we will have the necessary funding for the completion of the casino/hotel renovation. We also expect that the financing will allow us to pursue development of our slot machine leasing business and our gaming software development projects. However, if we are unable to consummate the financing arrangement with the Hong Kong placement agent or with any other potential investors or mortgage lender to raise the funds to complete the renovations in debt or equity transactions, we intend to fund completion of the renovations through cash flow from operations and reopen the casino in stages. We currently have no firm commitments with respect to additional financing.

     Since the inception of our software development center in ShenZhen, China, most of the operating expenses in China have been advanced by Wai Yung Lau, one of the Company's directors. These advances are payable by demand and do not bear stated interest. The unpaid balance the director advanced to us was $93,869 as of December 31, 2006.

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

     Expected purchase or sale of plant and significant equipment. Prior to the completion of renovations and the reopening of the gaming room, we will have to acquire additional gaming equipment and hotel furniture. Estimated costs of the acquisition of equipment, furniture and improvements are as follows:

     Slot Machines                                        $1,400,000
     Other casino equipment                               $1,080,000
     Building improvements and furniture                  $  800,000
     Restaurant and lounge                                $  220,000
     Voluntary & statutory cash reserve                   $1,500,000
                                                          ----------
     Total                                                $5,000,000


     The total slot machine cost for our new casino includes the purchase of 210 Kubuk machines and 31 used machines. The cost for 100 units of other brands of machines was not factored in because all units are expected to be financed without upfront costs.

     We acquired exclusive rights to manufacture and sell cost-competitive slot machines. We intend to manufacture and distribute the slot machines in central and south American markets beginning in 2007, assuming adequate capital is available. We do not plan to establish our own manufacturing facility to produce Kubuk gaming machines. Instead, we plan to contract our manufacturing with a third-party manufacturer. We anticipate we will require at least $2.2 million additional financing for our slot machines business in the next 12 months. Due to lack of funding for the production cost, we were only able to produce and lease 22 new slot machines during year 2006 with the acquired license rights.

     Significant changes in number of employees. We anticipate that we keep the current 38 employees prior to reopening our casino, slot room and restaurant scheduled in the last half of 2007, assuming adequate financing is available.


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005.

     The Company had revenues of $1,597,875 ($4,507,552 - 2005) during the year ended December 31, 2006. Overall revenues were down 65% for the year ended December 31, 2006 compared to the previous year. The lower revenues during the year in 2006 compared to 2005 are a direct result of the closure of the Company's casino floor for renovation in February 2005 and subsequent closure of the slot room in November 2005. The restaurant in the third floor of Bruce Hotel was also closed to the public shortly after the closure of the slot room.

     Operating expenses during the year ended December 31, 2006 were $4,637,643 ($3,499,396 - 2005). Despite substantial reduction in labor and other variable costs associated with the closure of the casino and slot room since 2005, operating expenses for the year of 2006 compared to 2005 increased by $1,138,247 due to:

     (i) Increased marketing expenses: We were obligated to pay and we paid over $800,000 of expenses, which are non-recurring in nature, in cash to various marketing and public relation firms pursuant to the December 17, 2005 Unit Purchase Agreement to promote the Company and its business activities.

     (ii) Increased loss on disposition of properties: As the renovation project progresses in year 2006, we demolished a substantial amount of casino and slot room decorations and building improvements. Total loss on disposition of properties in 2006 is $796,584, versus $228,014 in 2005.

     (iii) Legal fees, accounting fees and $460,000 amortization of consulting service expense in 2006, prepaid by issuance of our stock to a service provider on December 31, 2005: We had no legal and other SEC compliance costs in the first nine months of 2005 at Kubuk or its predecessor Bruce Grupo Diversion SAC.

     Consequently, loss from operation for the year ended December 31, 2006 was $(3,039,768) compared to income from operation in the amount of $1,008,056 for the previous year in 2005. Income (loss) from operation as a percentage of revenue for the year ended December 31, 2006 and 2005 was (190)% and 22%, respectively. The large loss from operation during the year of 2006 compared to the income from operations in 2005 was a direct result of the closure of the Company's casino floor and slot room in 2005 for renovation and the increased public company compliance costs following the reverse merger transaction in July 2005, as well as increased write off of demolished fixed assets because of the renovation of casino floors.

     Net loss, after other income and expenses and provision for income taxes, was $(3,499,754) (a net loss of $0.07 per share) for the year ended December 31, 2006, compared to net income of $581,383 ($0.01 per share) for the previous year ended December 31, 2005. The Company paid Peruvian income taxes of $55,589 and $601,785 for the year ended December 31, 2006 and 2005, respectively. The Company had an unrealized loss on foreign currency translation of $(75,800) during the year ended December 31, 2006, compared to a $176,172 gain during the same period in 2005.

     The Company's revenues during the periods after the closure of the Company's slot room and restaurant in November 2005 was principally derived from hotel revenue and revenue from rental of old slot machines. The Company does not anticipate that revenues will return to historical levels until the renovations of its casino floor is completed. The Company has several fixed costs related to its operations, which resulted in higher operating expenses and lower operating revenue as a percentage of sales. The Company anticipates that its expenses as a percentage of sales will remain at approximately the same level until its casino floor is fully operational. The Company is currently seeking to raise $5 million to renovate and modernize the current facilities of the Bruce Hotel & Casino. The Company has no firm commitments to raise such capital to complete such renovations.

     In addition, we entered into a Licensing Agreement with K.C. Technology, a Hong Kong corporation, under which the registrant acquired from K.C. a worldwide exclusive and perpetual license to use K.C.'s technology to manufacture, market and distribute K.C. designed slot machines and other gaming products, including an electronic data transfer device trademarked Smartbook. The technology includes all technology, tools, design, components, hardware, software, and specification necessary for the design and manufacturing of slot machines and Smartbook and all associated patents, trademarks, copyrights, trade secrets, know-how. We agreed to pay K.C. a cash license fee of $2,500,000, of which, $500,000 was paid in July 2006, and the balance will be paid in four equal installments of $500,000 each at the end of January and June, respectively, during the next two years. We made the $500,000 license fee payment in January 2007 by borrowing funds from a director and one of our shareholders. We also agreed to pay Licensor a licensee fee in common stock of 6,000,000 shares of restricted common stock, par value $0.001, of which 3,000,000 share were issued in July 2006, 1,500,000 to be issued on the first anniversary of the date of the effective date, and 1,500,000 to be issued on the second anniversary of the effective date. We granted K.C. registration rights and undertook to use commercially reasonable efforts to file a registration statement with the United States Securities and Exchange Commission within 90 days of the Effective Date to register for resale the first 3,000,000 shares common stock issued to K.C. under the License Agreement. We intend to file the registration statement during the second quarter of 2007 once our audited financial statements have been filed on this Form 10-KSB. We intend to market, sell, lease or profit-share slot machines beginning in 2007. Because of lack of funding, we were only able to produce and lease 22 new slot machines in 2006. The cash payments and the fair market value of the shares issued under the Licensing Agreement are capitalized on our balance sheet as intangible assets and are determined to have infinite useful lives. These capitalized intangible licensing rights are not amortized and are tested at least annually to determine whether impairment of value has occurred by the end of each fiscal year. If it is determined that the carrying value of these intangibles has been impaired, a loss will be recognized to the extent of the excess of such carrying value over the fair value of these intangibles. No impairment loss is recorded as of December 31, 2006.

     We anticipate that we will need to raise at least $2.2 million in additional capital to fund our plan of operation related to our slot machine business. We cannot assure you that we will successfully raise such financing on acceptable terms, if at all, or that we will be successful in marketing and selling our slot machines.


LIQUIDITY AND CAPITAL RESOURCES

     We are in the process of completing a comprehensive renovation of the Bruce Hotel and Casino and will require additional capital to complete the remodel of the casino and resume operations of the casino floor. We are currently seeking to raise $5 million in capital to complete the renovation, and anticipate we will require an additional $2.2 million for working capital and to fund our slot machine business during the next 12 months.

     We intend to market, sell, lease or profit-share slot machines beginning in 2007. Because of lack of funding, we were only able to produce and lease 22 new slot machines in 2006. We anticipate that we will need to raise at least $2.2 million in additional capital to fund our plan of operation related to our slot machine business. While the second installment to K.C. Technology was made by January 31, 2007 we have commitments to make payments of $500,000 each January and June to K.C. Technology under the terms of the License Agreement until June 2008. If we fail to make such payments, we will default under the terms of the License Agreement and could lose the license. We cannot assure you that we will successfully raise such financing on acceptable terms, if at all, or that we will be successful in marketing and selling our slot machines. We have no firm commitments for such financing.

     Cash flow from operations during the year ended December 31, 2006 was significantly lower than cash flow from operations during the same period in 2005. Our revenues during the periods after the closure of our slot room and restaurant in November 2005 was principally derived from hotel and rental of old slot machines. We do not anticipate that revenues will return to historical levels until the renovation of the casino floor is completed. We have several fixed costs related to our operations, which resulted in higher operating expenses and lower operating revenue as a percentage of sales. We anticipate that our cash flow from operations will remain at approximately the same level until the casino floor is fully operational, except that certain non-recurring cash expenses, including a special marketing expense in the amount of $800,000 to promote the public awareness of our business activities in 2006, will not be incurred in the future periods.

     As of December 31, 2006, we had current assets of $1,909,480 including cash and cash equivalents of $1,073,011, and current liabilities of $3,392,865. We had working capital deficit of $(1,483,385). We have commitments and contractual obligations during the next 12 months of approximately $1,450,000, which is totally attributable to the KC Technology License Agreement, and other loans from affiliates. Our only long-term debt in the amount of $2,388,269 is derived from present value of the cash installment and shares issuance obligations with respect to the K.C. Technology license agreement. As of December 31, 2006, out of the total installment payable (current and long-term) related to the K.C. license right acquisition, $3,258,962 is attributable to our obligation to issue shares of common stock to K.C. Technology in the next 14 months and will not require any cash outlay when we satisfy this obligation. As of December 31, 2006, the present value of our future monetary obligations for the installment payments under the K.C. license right is $1,822,739.

     During the year 2006, our hotel and slot machine leasing operations in Peru generated roughly $853,766 of positive cash flow. During the same year, our U.S. general and administration operations used approximately $1,937,751 in cash expenses, including an $800,000 special marketing expense mandated under the December 17, 2005 Unit Purchase Agreement. We do not anticipate to incur the special marketing expenses in future periods.

     On January 20, 2006, we completed a private placement offering of 2,731,334 Units at $0.75 per Unit under the terms of a Unit Purchase Agreement. Each Unit consists of one share of common stock, and a Class A Warrant exercisable at $1.00 per share for one year from the date of Closing. Under the terms of the Unit Purchase Agreement, we are required to use $1 million from proceeds from the offering to renovate the casino floor of the Bruce Hotel and Casino and $1 million for marketing and business development. The private placement was made to non-U.S. persons in off-shore transactions in reliance upon the exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended, and one accredited investor in the United States pursuant to an exemption from registration available under Rule 506 of Regulation D.

     During the quarter ended March 31, 2006, we made a $60,000 short-term loan to Szchuan Enterprises, Ltd. Yong Yang is an affiliate of Szchuan Enterprises, Ltd. and a director of the Company. Subsequently, the entire balance of $61,317, which accounts for the principal and interest, was paid off on July 19, 2006. We are also indebted to one of our directors for cash advanced to pay for the expenses in our Shenzhen software development center. The unpaid borrowing amounted to $55,558 as of September 30, 2006.

     In July 2006 we raised an additional $500,000, through a second Unit Purchase Agreement. In August 2006, we received $500,000 for the issuance of 500,000 shares of common stock pursuant to an exercise of class A warrants issued in conjunction with the December 17, 2005 Unit Purchase Agreement. On January 18, 2007, we re-priced the exercise price of our class A warrants to $0.40 and extended the exercise period to February 20, 2007. We received $199,040 from the exercise of some 497,600 units of class a warrants during the extended warranty period.

     In December 2006 we borrowed (1) $250,000 from IFG, a Canadian entity controlled by an existing minority shareholder, before we made the Currency Deposit payment pursuant to the term sheet of with the Hong Kong placement agent, and (2) $200,000 from Lee Kuen Cheung, one of our 5% shareholders, as part of the second installment payment to K.C. Technology. Both loans are evidenced by 6-month short-term promissory notes.

     Since the inception of our software development center in ShenZhen, China, most of the operating expenses in China have been advanced by Wai Yung Lau, one of our directors. These advances are payable by demand and do not bear stated interest. The unpaid balance of the ShenZhen director advances to us was $93,869 as of December 31, 2006.

     We anticipate that it will require $5 million to complete the renovation and open our casino. We do not have sufficient cash flow and working capital to complete our renovations. We plan to complete our renovation in stages and will not start renovating the restaurant and creating the new lounge area until the renovation of slot room is completed or until sufficient funding for all renovation projects is secured.

     Historically, in 2004, casino and slot machine revenue accounted for 82% (approximately $8.75 million) of our total revenue. Slot machine revenue accounted for 45% ($3.96 million) of total casino and slot machine revenue. We project that our future annual revenue will exceed 2004 historical revenue of $10.7 million if we are able to complete our renovations. If we are able to complete renovations of our casino floor, we estimate that annual casino revenues should increase to approximately $6.4 million. If we complete renovations of our slot room, we estimate that annual slot machine revenue should increase to approximately $6.5 million. Restaurant revenue has historically, based on 2004 revenue, accounted for approximately 4.67% ($500,000) of our total revenue.

     We anticipate that we will be able to complete the renovation of our casino, slot room, and restaurant in the second half of 2007, assuming we are able to raise adequate financing around the end of first quarter 2007. We are currently negotiating with potential investors, including a placement agent in Hong Kong that represents a group of institutional investors from China, to raise such funds; however, we currently do not have any firm commitments for such financing. If we are unable to raise sufficient capital through equity financing, we may seek to mortgage our real property and assets. We estimate that we can complete the renovations in 3-5 months after we receive sufficient funding.

     We currently have no alternative sources of funding, and we currently rely on cash flow from our hotel and the rental of old slot machines to meet our working capital requirements. Our current plan is to reopen our entire gaming and restaurant operations once we have completed all of the renovations; however, if funds are not available to complete all of the renovations, we may reopen portions of our gaming operation in stages as renovations are completed beginning with our casino floor and then our slot room. Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. Our financial statements have been prepared based on the assumption that we will be able to continue as a going concern. If we fail to raise additional capital in the next six months, we may be unable to continue as a going concern.


OFF-BALANCE SHEET ARRANGEMENTS

     We had no off-balance sheet transactions.


MATERIAL EVENTS DURING THE QUARTER ENDED DECEMBER 31, 2006

INFLATION

     We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition. There were no statutory inflation adjustments in Peru during 2005 and 2006.


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


FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash, payables and notes payable because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

IMPAIRMENT OF LONG LIVED ASSETS

     Long lived assets held and used by us are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2006.


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


RECENT PRONOUNCEMENTS

     In December, 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No.123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for us in the first interim or annual reporting period beginning after December 15, 2005.

     In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). The SEC issued a final rule under Release 33-8760 on December 15, 2006 to extend the due dates for the implementation of provisions under Section 404 for certain small public companies. Under the SEC rule, the Company is required to include in its annual and quarterly filings a report of management on the Company's internal control over financial reporting starting with fiscal years ending after December 15, 2007. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting. The Company's independent accounting firm will have to issue an attestation report on management's assessment of the Company's internal control over financial reporting as part of the SEC filings starting with fiscal years ending after December 15, 2008.

     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. FIN 48 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of our adoption of FIN 48 in 2007 has not been determined.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The impact of our adoption of SFAS No. 157 has not yet been determined.


GOING CONCERN

     Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should we be unable to recover the value of our assets or satisfy our liabilities.

ITEM 7. FINANCIAL STATEMENTS

                   CHILCO RIVER HOLDINGS, INC. & Subsidiaries

                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


                                                                        PAGE

Report of Independent Registered Public Accounting Firm                  F-2

Consolidated Balance Sheet at December 31, 2006                          F-3

Consolidated Statements of Operations for the years
  ended December 31, 2006 and 2005                                       F-4

Consolidated Statement of Changes in Shareholders' Equity
  for the years ended December 31, 2006 and 2005                         F-5

Consolidated Statements of Cash Flows for the years
  ended December 31, 2006 and 2005                                       F-6

Notes to Consolidated Financial Statements                               F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Chilco River Holdings, Inc. and Subsidiaries


We have  audited the  accompanying  consolidated  balance  sheet of Chilco River
Holdings, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chilco River Holdings, Inc. and Subsidiaries as of December 31, 2006, and the results of operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has accumulated losses, negative working capital and negative cash flows from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds LLC
--------------------------
Mantyla McReynolds LLC
Salt Lake City, Utah
March 15, 2007

                           CHILCO RIVER HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                               (Expressed in US$)

                                                                   December 31, 2006
                                                                  ---------------------
ASSETS
Current Assets
Cash                                                                 $   1,073,011
Accounts receivable, net of allowance for doubtful accounts
  of $ nil as of December 31, 2006                                         133,953
Supplies inventory                                                          95,729
Prepaid expense & other current assets                                     452,805
Prepaid income taxes                                                        64,003
VAT tax recoverable                                                         89,979
                                                              ---------------------
Total Current Assets                                                     1,909,480
                                                              ---------------------
Property, furniture & equipment,
  net of accumulated depreciation of $7,522,599
  as of December 31, 2006                                               15,631,626
                                                              ---------------------
Intangible Asset                                                         8,072,526
Security deposit & prepaid contract                                        286,739
                                                              ---------------------
Total Other Assets                                                       8,359,265
                                                              ---------------------
TOTAL ASSETS                                                         $  25,900,371
                                                              =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                     $      38,140
Accrued expenses and other payables                                          9,796
Installment payable - current portion                                    2,693,432
Loan from affiliates                                                       534,535
Customer deposit                                                           100,000
Deferred tax liabilities                                                    16,962
                                                              ---------------------
Total Current Liabilities                                                3,392,865
                                                              ---------------------
Long Term Liabilities
Installment payable - Long term                                          2,388,269
                                                              ---------------------
Total Long Term Liabilities                                              2,388,269
                                                              ---------------------
TOTAL LIABILITIES                                                        5,781,134
                                                              ---------------------
Shareholders' Equity
Common stock: $.001 par value, 100,000,000 authorized
shares, 47,848,000 shares issued and outstanding                            47,849
Additional paid-in capital                                              24,729,340
Prepaid stock compensation                                                (920,000)
Accumulated deficit                                                     (3,779,200)
Accumulated foreign currency adjustment                                     41,248
                                                              ---------------------
Total Shareholders' Equity                                              20,119,237
                                                              ---------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  25,900,371
                                                              =====================

                              CHILCO RIVER HOLDINGS INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Expressed in US$)


                                                           Year Ending
                                                           December 31
                                                      2006                2005
                                              ------------------   ----------------
Revenues
Casino                                           $           --     $   2,618,132
Slot machine leasing                             $      403,721                --
Rooms                                                 1,104,602         1,150,224
Food and beverage                                        89,552           507,823
Entertainment                                                --                --
Other                                                        --           274,260
                                              ------------------   ----------------
                                                      1,597,875         4,550,439
Less: Promotional Allowances                                 --           (42,887)
                                              ------------------   ----------------
Total Revenues                                        1,597,875         4,507,552
                                              ------------------   ----------------
Operating Expenses
Operating departments                                   673,414         1,153,316
General and administrative                            2,415,248         1,161,716
Loss on disposition of assets                           796,584           228,014
Depreciation & amortization                             752,397           956,350
                                              ------------------   ----------------
Total Operating Expenses                              4,637,643         3,499,396
                                              ------------------   ----------------
Income (Loss) from Operations                        (3,039,768)        1,008,156
                                              ------------------   ----------------
Other Income and Expenses
Interest income                                          15,354                --
Other income/gains                                        1,108            21,275
Interest expense                                       (287,232)               --
                                              ------------------   ----------------
                                                       (270,770)           21,275
                                              ------------------   ----------------
Income (Loss) before income tax                      (3,310,538)        1,029,431
Benefit (Provision) for income tax                     (189,216)         (448,048)
                                              ------------------   ----------------
Net Income (Loss)                                    (3,499,754)          581,383

Other Comprehensive Income
Unrealized gain (loss) on
Foreign Currency Translation, net of tax                (75,800)           176,172
                                              ------------------   ----------------
Total Comprehensive Income                       $   (3,575,554)    $      757,555
                                              ------------------   ----------------
Basic Earnings/(Loss) Per Share                  $        (0.07)    $         0.01
Diluted Earnings/(Loss) Per Share                $        (0.07)    $         0.01
Weighted Average Shares Outstanding                  45,812,064         40,505,222
Diluted Average Shares Outstanding                   45,812,064         40,673,732

                           CHILCO RIVER HOLDINGS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                December 31, 2006
                               (Expressed in US$)







                          Common     Common                  Retained                                    Accumulated
                          Shares     Stock     Additional    Earnings/                      Pre-paid       Foreign         Total
                          (post-     (post-      Paid in   (Accumulated    Subsription       Stock         Currency    Stockholders'
                          split)     split)      Capital      Deficit)     Receivable     Compensation     Adjustment      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of
 12/31/2004             38,500,000  $38,500   $12,683,128  $ 6,371,964    $       --       $       --     $  (59,124)   $19,034,468

Net income for the
 year ended December
 31, 2005                                                      581,383                                       176,172        757,555

Shares issued to
 the original Chilco
 River Shareholders      4,400,000    4,400        (4,400)                                                                       --

Undistributed earnings
   of Bruce Groupo                              3,944,561   (3,944,561)                                                          --

Distribution to Bruce
   Grupo shareholders                                       (3,288,232)                                                  (3,288,232)

Sale of units at $0.75
 per unit for
 subscription receivable,
 each unit consisting of
 one common share and one
 warrant, net of issuance
 costs of $30,000        2,731,334    2,732     2,015,768                 (2,048,500)                                       (30,000)

Cash received for
  subscriptions
                                                                           1,268,850                                      1,268,850

Issued 2,000,000 shares
 for future consulting
 services, valued at
 $0.69 per share         2,000,000    2,000     1,378,000                                  (1,380,000)                           --
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of
 12/31/2005             47,631,334   47,632    20,017,057     (279,446)     (779,650)      (1,380,000)       117,048     17,742,641

Escrowed shares
 cancelled              (4,000,000)  (4,000)        4,000                                                                         0

Additional shares
 issued under the
 November 2005 Unit
 Purchase Agreement         50,000       50        37,450                                                                    37,500

Stock issued under
 the Licensing
 Agreement with
 the KC Company          3,000,000    3,000     3,672,000                                                                 3,675,000

Additional shares
 issued under the
 July 2006 Unit
 Purchase Agreement        666,666      667       499,333                                                                   500,000

Additional shares
 issued for Class A
 warrants exercised on
 August 23, 2006           500,000      500       499,500                                                                   500,000

Net Loss for the
 year ended December
 31, 2006                                                   (3,499,754)                                      (75,800)    (3,575,554)

Stock subscription
 received                                                                    779,650                                       $779,650

Amortization of stock-
 based compensation                                                                           460,000                      $460,000
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of
 12/31/2006             47,848,000  $47,849   $24,729,340  $(3,779,200)   $       --       $ (920,000)    $   41,248    $20,119,237
====================================================================================================================================

                           CHILCO RIVER HOLDINGS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Expressed in US$)


                                                                                 For the Year
                                                                               Ended December 31
                                                                            2006              2005
                                                                        ------------------------------
Cash Flows from Operating Activities
    Net Income (Loss)                                                  $ (3,499,754)    $    581,383
    Adjustments to reconcile net income to cash flows
    from operating activities
       Depreciation & amortization                                          752,397          956,350
       Loss on disposition of assets                                        796,584          228,014
       Amortization of prepaid expense via stock issuance                   460,000               --
       Interest expense on installment obligations                          287,227               --
       Amortization of prepaid service contract                             224,237               --
       (Increase)/Decrease in account balances of:
       Accounts receivable                                                 (103,190)        (139,159)
       Supplies inventory                                                   110,180          (17,186)
       Prepaid expense & other current assets                                 9,874          (81,410)
       VAT Recoverable                                                       85,332               --
       Deferred tax assets                                                  116,667         (127,231)
       Prepaid contract and security deposit                                (62,502)              --
       Increase/(Decrease) in account balances of:
       Accounts payable                                                     (27,211)         (42,512)
       Customer deposit                                                      95,036               --
       Deferred tax liability                                                16,962               --
       Accrued expenses and other payables                                    2,284         (160,707)
       Foreign taxes payable                                               (123,872)         (27,306)
                                                                        ------------------------------
Cash Flows from Operating Activities                                       (859,749)       1,170,236
                                                                        ------------------------------

Cash Flows From Investing Activities
     Purchase of properties and equipment                                  (102,835)      (1,412,214)
     Cash paid for construction in progress                              (1,088,459)              --
     Acquisition of intangible licensing rights                            (500,000)              --
                                                                        ------------------------------
Cash From Investing Activities                                           (1,691,294)      (1,412,214)
                                                                        ------------------------------

Cash Flows from Financing Activities
     Cash proceeds from shareholder loans                                   331,399           60,316
     Net cash repayment for affiliate loans                                      --          (57,752)
     Cash distributed to Bruce Grupo shareholders                                --       (1,143,967)
     Stock issuance cost                                                         --          (30,000)
     Cash proceeds from contributed capital                               1,817,150        1,268,850
                                                                        ------------------------------
Cash From Financing Activities                                            2,148,549           97,447
                                                                        ------------------------------
     Effect of exchange rate changes on cash
       balances held in foreign currencies                                   39,822          176,172
                                                                        ------------------------------
Net Change in cash and cash equivalents                                    (362,672)          31,641
                                                                        ------------------------------
     Cash and cash equivalents at the beginning of year                   1,435,683        1,404,042
                                                                        ------------------------------
     Cash and cash equivalents at the end of year                      $  1,073,011     $  1,435,683
                                                                        ==============================
Supplemental Disclosure Information
    Cash paid during the year for interest                             $         --     $         --
    Cash paid during the year for income taxes                              118,792          601,785


Non-cash transactions
     Accounts receivable distributed to Bruce Grupo shareholders       $         --     $  1,200,874

     Other receivable distributed to Bruce Grupo shareholders                    --          320,419
     Prepaid expenses distributed to Bruce Grupo shareholders                    --          337,590
     Deferred tax assets distributed to Bruce Grupo shareholders                 --          620,416
     Accounts payable assumed by Bruce Grupo shareholders                        --         (181,447)
     Accrued expenses assumed by Bruce Grupo shareholders                        --         (153,587)
     Shares issued for prepaid expenses                                          --       (1,380,000)
     Shares and debt issued to K. C. Technology for
        acquisition of  intangible license rights and
        prepaid service contract, net of discount of
        $880,527                                                          8,969,473               --


                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

     Starting on August 4, 2001, BGD and KISAC entered into a series of sale and purchase agreements (Sale and Purchase Agreements) of the hotel assets and certain casino properties owned and operated by BGD for purpose of transferring these properties to KISAC. Total consideration for all Sale and Purchase Agreements was in the amount of S/. 62,970,744 (US$19,357,745 using spot rate of 3.253:1 on May 21, 2005). On May 21, 2005, all assets subject to the scope of the sale and purchase agreements were transferred to and received by KISAC, which then commenced to carry on the hotel lodging businesses of Bruce Hotel/Casino. The only assets that were transferred to KISAC are the assets as listed under "Property, Furniture, and Equipment" on the balance sheet. All other assets and liabilities were retained by BGD, which was subsequently dissolved in 2006. The accounting treatment used by KISAC to record the transfer of the assets followed the guidance for transactions between entities under common control as described in SFAS 141, Business Combinations. This standard requires that the receiving entity use the carrying amount of the assets of the transferring entity. Therefore, no fair market value adjustments were made to the transferred assets. Furthermore, in accordance with Article 11-01(d) of Regulation S-X, this transaction was treated as a business acquisition since the revenue-producing

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



     activity remained generally the same as before the transaction. Specifically, KISAC retained the following: physical facilities, employee base, customer base, operating rights, operation techniques, and trade name.

     The gaming floor of Bruce Hotel/Casino has been temporarily closed for renovation since March 2005. During the renovation, BGD continued to operate slot machines in the casino until July 1, 2005, when MINCETUR, the gaming authority of Peru, issued gaming licenses to KGSAC. KGSAC then took over the slot machine operations and conducts all other gaming activities of Bruce Hotel/Casino until the renovation project is completed. In anticipation of the start of the planned renovation, the Company suspended the slot room operation and closed the restaurant to the general public in November 2005. As of December 31, 2006, the Company's operation is limited to hotel lodging and leasing of the slot machines retired from the former Bruce Casino.

     On June 15, 2005, KII and the shareholders of KISAC and KGSAC entered into an Agreement and Plan of Reorganization (the Reorganization Agreement), under which KII issued 50,920,000 shares of common stock to the shareholders of KISAC and KGSAC in exchange for their entire ownership holdings of KISAC and KGSAC. As of June 30, 2005, both KISAC and KGSAC were 100% owned by KII.

     On July 15, 2005, CRH entered into a Share Exchange Agreement with KII and certain representatives of its shareholders. Under the terms of the Share Exchange Agreement, CRH agreed to acquire all of the issued and outstanding capital stock of KII from KII's shareholders. On August 3, 2005, CRH completed the acquisition of KII in accordance with the terms of the Share Exchange Agreement by issuing 38,500,000 (post-split) Exchange Shares to shareholders of KII as consideration. KII had 51,000,400 shares of common stock issued and outstanding at the time of acquisition. KII shareholders received 0.3749970588 Exchange Shares for each share of KII common stock tendered. In connection with the closing of the Share Exchange, the founding shareholder and two former officers and directors of CRH agreed to contribute an aggregate of 7,928,000 (post-split) shares of the CRH common stock to the Company as an additional capital contribution. The shares were cancelled effective as of August 3, 2005. See Note 12 for information regarding the related escrow agreements and share contribution agreement.

     The Company established a software development center in Shenzhen, China in April 2006 for the purposes of developing an online poker software and other devices related to online gaming activities. The Company intends to, after the software development becomes successful, license out the online gaming software to interested third parties for conducting online gaming activities outside of the

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


     United States. The Company has applied to the local government for the foreign business branch office status for its Chinese software development center.


2.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of Consolidation

          The financial statements include the accounts of CRH and KII, as well a the accounts of the latter's wholly-owned Peruvian subsidiaries, KISAC and KGSAC, formerly Bruce Grupo Diversion SAC. All significant inter-company balances and transactions have been eliminated in consolidation.

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

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



          occurs ("casino front money") and for chips in the customers' possession ("outstanding chip liability"). Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed.

          In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. There was no promotional allowance for the year ended December 31, 2006 as all casino and slot machine operations are temporarily suspended for renovation.

          Revenues from slot machine rentals are recognized as earned either on a daily fixed-rate basis under the related rental contracts with customers or under profit-sharing arrangements based on net winnings reported by the customer-lessee. All leasing revenue is generated from slot machine rentals that are accounted for as operating leases. The rentals have no defined length of contract, but are on a month-to-month basis.

     (f)  Income Taxes

          Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is recognized if it is more likely than not that some portion or all deferred tax asset will not be realized. Deferred income tax asset and liability balances are netted, as applicable, when they represent deferred amounts within the same taxing jurisdiction.

     (g)  Basic and Diluted Earnings (Loss) per Share

          Basic earnings per share of common stock were computed by dividing income available to common stockholders, by the weighted average number of common shares outstanding, net of common stock held in the treasury for the year. Diluted earnings per share were computed using the "treasury stock method" under SFAS No. 128 "Earnings per Share." As the Company has a loss for the period ended December 31, 2006 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation. As of the period ended

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



          December 31, 2006 there were 2,948,000 potentially dilutive shares resulting from the issuances of the Class A Warrants.

     (h)  Supplies Inventories

          Supplies inventories are presented at adjusted cost or market value, whichever is lower. Cost is established based on either the first-in, first out assumption or, in certain cases, specific identification method.

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

     (j)  Intangibles

          The Company adopted the rules set forth in SFAS No. 142, "Goodwill and Other Intangible Assets," to account for its intangible assets acquired under the licensing agreement with third parties. The intangible assets acquired are initially recorded at their fair value. The intangibles with finite useful lives are amortized over their lives. Intangible assets with indefinite useful lives are not amortized and are examined at least annually to determine whether events and circumstances continue to support an indefinite useful life. All intangible assets are reviewed annually for impairment. If the fair value of an intangible is determined to be below its carrying amount, the intangible is written down to its fair value.

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



     (k)  Concentration of Credit Risk

          The Company maintains substantially all of its day-to-day operating cash balances with Peruvian commercial banks and a California bank. Deposits with the California bank are insured by Federal Deposit Insurance Corporation (FDIC) up to $100,000 per depositor. As of December 31, 2006, the Company had an exposure in the amount of $320,583 that exceeded the FDIC insurance coverage. The banks or financial institutions in Peru may not provide sufficient deposit insurance coverage on the Company's cash positions.

          In Peru, bank accounts and deposits with all financial institutions are insured by Fondo de Segiro de Deposito (FSD) up to S/. 75,742 (or $23,744, based on the current exchange rate of $3.19:1 as of December 31, 2006). The Company has 4 Peruvian bank accounts and an exposure in the amount of $541,952 that exceeded the FSD insurance coverage as of December 31, 2006.

     (l)  Shares-Based Compensation

          In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share Based Payment." SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to
          Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



          based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company has adopted the provisions under SFAS 123R as of January 2006. There is no effect on the financial statements as a result of adopting SFAS 123R as of December 31, 2006, since there are no compensatory stock options outstanding.

     (m)  Impact of New Accounting Standards

          In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). The SEC issued a final rule under Release 33-8760 on December 15, 2006 to extend the due dates for the implementation of provisions under Section 404 for certain small public companies. Under the SEC rule, the Company is required to include in its annual and quarterly filings a report of management on the Company's internal control over financial reporting starting with fiscal years ending after December 15, 2007. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting. The Company's independent accounting firm will have to issue an attestation report on management's assessment of the Company's internal control over financial reporting as part of the SEC filings starting with fiscal years ending after December 15, 2008.

          In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. FIN 48 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of our adoption of FIN 48 in 2007 has not been determined.

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The impact of our adoption of SFAS No. 157 has not yet been determined.

     (n)  Value Added Tax Recoverable

          According to sales tax laws in Peru, a Peruvian entity is allowed to offset sales tax paid to vendors with sales tax received from their customers, prior to remitting the sales tax received to the local jurisdiction. The asset balance represents sales tax paid to vendors that is expected to be offset against future sales tax received during the one year period following the balance sheet date.

     (o)  Dividends

          The Company accrues for declared dividends which are not yet paid. As of the balance sheet date, there were no dividends which were declared and unpaid. All dividends occurred prior to the date of the Share Exchange Agreement.

     (p)  Advertising Costs

          Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $808,197 and $nil for the years ended December 31, 2006 and 2005, respectively.

     (q)  Software Development Costs

          Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed by the Company are expensed as research and development. Once technological feasibility is established, costs are capitalized in accordance with SFAS #86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Capitalized software costs, which consist primarily of payroll and benefits of both employees and outside contractors, have been amortized on a product-by-product basis using the straight-line method over the established economic life of the products (determined to be five years). In addition, with the issuance of SFAS #142, "Goodwill and Other Intangible Assets", capitalized software costs are tested for impairment each quarter along with other intangible assets. If impairment is determined, the amount of the impairment is written off in that period. The amount of expensed costs during the current year is approximately $100,000 (nil for the prior year). No amounts are currently capitalized.


3.   Property, Furniture & Equipment

     As of December 31,  2006,  Property,  Furniture  and  Equipment,  including
     prepaid  casino  equipment  and  renovation   costs,   which  will  not  be
     depreciated until placed in service, consisted of the following balances:

        Account                                            2006
        -------                                      ---------------
        Land                                         $     767,687
        Buildings and improvements                      14,812,777
        Vehicles                                           324,504
        Furniture                                          625,742
        Casino equipment                                 3,909,152
        Computers                                          316,153
        Work in-progress and prepaid equipment           2,398,210
        Accumulated depreciation                        (7,522,599)
                                                     ---------------
                   Total                             $   15,631,626
                                                     ===============

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


     The Company leases slot machines to other local casinos and slot parlors. The majority of the leases are on a month-to-month, fixed rate basis. For the year ended December 31, 2006, there was no contingent rental income.

     Property under lease at December 31, 2006 consisted of the following:

                                                          2006
                                                    ---------------
          Equipment-slot machines                     $  1,899,625
          Accumulated depreciation                      (1,754,765)
                                                     ---------------
                             Total                    $    144,860
                                                     ===============

4.   Income Taxes

     Deferred income tax assets and liabilities at December 31, 2006 consist of the following temporary differences:

                                                                      Current           Long-term
                                                                   --------------     --------------
         Deferred tax asset:
             Net Operating Loss carryforward/benefit
                 (expiring through 2026)                                    --         $1,001,675
             Valuation allowance                                            --         (1,001,675)
                                                                   --------------     --------------
         Net Deferred Tax Assets                                            --                 --
                                                                   --------------     --------------
         Deferred Tax Liabilities                                           --                 --
             Undistributed Peruvian earnings and profit                     --            $16,962
                                                                   --------------     --------------
         Net Deferred Tax Liabilities                                       --            $16,692
                                                                   ==============     ==============


         The components of the provision for income tax are as follows:


                                                                       2006               2005
                                                                   --------------     --------------
         Current Expense:
             Foreign Taxes                                          $    54,789          $ 564,715
              State Taxes                                                   800
                                                                   --------------     --------------
                                                                    $    55,589          $ 564,715

         Deferred Expense (Benefit):
             Foreign Taxes                                          $   107,651          $ (90,694)
             Domestic Taxes                                              25,976            (25,973)
                                                                   --------------     --------------
                                                                    $   133,627          $(116,667)
                                                                   --------------     --------------
         Total                                                      $   189,216           $448,048
                                                                   ==============     ==============


     Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


                                                                   2006              2005
                                                               --------------    --------------
         Statutory Expense                                         34.00%             34.00%
         Effects of:
             Foreign and U.S. tax rate differential                (9.26%)            (4.00%)
             Net Deferred Tax Assets                                   0%)            11.33%
             Valuation Allowance                                  (30.26%)             0.00%
             Other                                                  (0.2%)             2.19%
                                                               --------------    --------------
         Reported Provision for Income Taxes                       (5.72%)            43.52%
                                                               ==============    ==============


     The total net operating loss carry-forward of $2,946,104 (potential benefit of $1,001,675) will expire through 2026. The current year increase to the valuation allowance is $1,001,675.

5.   Foreign Currency Transactions

     The Company conducted its gaming business at Bruce Casino in both US Dollars and the Peruvian Nuevo Soles. The hotel and other business activities are operated using both US Dollars and the Nuevo Soles. The functional currency of the Peruvian subsidiaries' is the Nuevo Soles, whereas the functional currency of the US parent is the US dollar. Account balances on the balance sheet are translated into US Dollars equivalents using the spot rate of 3.197 on December 31, 2006, while the results of operations are translated into US Dollars equivalents using 3.364:1, the weighted average exchange rates for the entire year of 2006.


6.   Related Party Transactions

     As of February 2006, the Company made a short-term business loan in the amount of $60,000 to Szchuan Enterprises, Ltd., a Canadian Corporation. The loan is secured by a promissory note for a term of six-months. The loan bears an interest rate of 4.39% per annum and is mature on August 9, 2006. Yong Yang is an affiliate of Szchuan Enterprises, Ltd. and a director of CRH. The Company received the full payment of 61,317 for the principal balance of the loan and related interest on July 19, 2006.

     The Company incurred over $113,869 of cash expenditures, including amounts capitalized as computer equipment and office furniture, at its software development center in Shenzhen, China during the year of 2006. All of these Shenzhen expenditures have been advanced by a director of the Company. No interest has been accrued for the amount advanced. The outstanding balance of the advance amounted to $93,869 as of December 31, 2006.

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


     The Company borrowed $250,000 from a company controlled by a minority shareholder (Shareholder A) by executing a promissory note in favor of the lending shareholder. No interest is accrued on the note, which matures on June 11, 2007. Shareholder A owns more than 10% of the Company's common stock as of December 31, 2006.

     The Company also borrowed $200,000 from another shareholder (Shareholder B) by executing a promissory note in favor of the lending shareholder. Eight percent interest is accrued on the note, which matures in 6 months from December 27, 2006, the date of funding. Shareholder B owns more than 5% but less than 10% of the Company's common shares as of December 31, 2006.

7.   Contingencies and Commitments

     On October 19, 2005 the Company entered into a lease agreement for an office space where its corporate headquarters are located in the City of Walnut, California. The lease has a two-year term from the commencement of the lease and carries a two-year renewal option upon the expiration of the original term. Monthly rent under the lease is $2,011 per month for the first year and $2,072 for the second plus allocation of certain common area maintenance costs. The future payout of the lease agreement is as follows:

                          Period                                Annual
               From                    Through                   Rent
               ----                    -------                   ----
             1/1/2007                 10/30/2007               $ 22,792

8.   Issuance of Common Stock and Warrants

     On December 17, 2005, the Board of Directors authorized an initial direct private placement offering of Units at $0.75 (post-split) per Unit under the terms of a Unit Purchase Agreement. Each Unit consists of one share of common stock, and a Class A Warrant exercisable at $1.00 (post-split) per share for one year from the date of closing.

     Under the terms of the Unit Purchase Agreement, the Company is required to use $1,000,000 from proceeds from the offering to renovate the casino floor of the Bruce Hotel and Casino and $1,000,000 for marketing and business development. The Company agreed not to offer and sell shares of common stock or common stock equivalents for a period of 120 days following the effectiveness of the registration for such Units, except for certain specified transactions, including an offer and sale of up to 4,000,000 (post-split) shares of common stock at $0.75 (post-split) per share. The private placement was made to non-U.S. persons in off-shore transactions in reliance upon the exemption from registration available

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


     under Rule 903 of Regulation S of the Securities Act and one accredited investor in the United States pursuant to an exemption available under
     Section 4(2) of the Securities Act. The private placement was closed in January 2006. The Company issued 2,731,334 (post-split) Units as a result of the private placement and raised aggregate gross proceeds in the amount of $2,048,500. 2,731,334 (post-split) shares of common stock were issued on February 14, 2006 by the Company.

     On July 5, 2006 the Company's board of directors authorized and approved a 2 for 1 forward stock split of its issued and outstanding shares of common stock, par value $0.001 per share, by way of share dividend. Immediately prior to the stock dividend, the Company had 21,840,667 shares of common stock issued and outstanding. After giving effect to the stock dividend, the Company has 43,681,334 shares of common stock issued and outstanding. All share and per share amounts have been retroactively adjusted to reflect post-split amounts.

     The Company intends to raise up to $3,000,000 in additional equity through a private placement offering started on July 3, 2006. As of July 13, 2006 the Company completed an offer and sale of 666,666 units, at a price of $0.75 dollar per unit, each unit consisting of one share of post-split common stock, par value $0.001, and one non-transferable share purchase warrant which entitles the purchaser to subscribe for one additional post-split common share at a price of $0.75 per share by the first anniversary of the date of issuance. 500,000 Warrants issued pursuant to the sale of the July 2006 units were exercised on August 22, 2006. See Note 13 for Warrant exercise in February 2007 during the re-price period.

9.   Cancellation of Shares

     During the third quarter ended December 31, 2005, we issued a notice of default under the terms of the Escrow Agreement related to an aggregate of 4,000,000 (post-split) shares of common stock placed into escrow in connection with the Share Exchange. Kubuk International, Inc. had obligations to Nefilim Associates, LLC, a Massachusetts limited liability company, T Morgan LLC, a Delaware limited liability company, and Sean
     Sullivan to issue capital stock of Kubuk or an entity acquired by or acquiring Kubuk upon satisfaction of certain conditions under the terms of Consulting Agreements, dated May 9, 2005 with respect to Sean Sullivan, May 19, 2005 with respect to Nefilim Associates, LLC and June 1, 2005 with respect to T Morgan LLC. Under the terms of the Share Exchange, the shareholders of Kubuk agreed to place the shares into escrow to satisfy the obligations of Kubuk under the Consultant Agreements.

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


     We failed to raise a total of $5,000,000 in financing within thirty days of receiving the Kubuk audited financial statements, which resulted in the release of the escrowed shares. The 4,000,000 (post-split) shares were tendered to our company for cancellation and cancelled during the quarter ended March 31, 2006.

10.  Share-Based Consulting Payment

     The Company entered into a Consulting Agreement with Clear Channel Inc. (the "Clear Channel Agreement") on December 29, 2005. Under the Clear Channel Agreement, the Company retained Clear Channel Inc. to provide the Company with strategic marketing and business planning consulting services and to assist the Company in developing corporate governance policies, recruiting qualified officers and director candidates and developing a corporate finance strategy during the period of three years from the date of the agreement. Pursuant to the terms of the Clear Channel Agreement, the Company paid Clear Channel Inc. a consulting fee of one million shares of common stock, which were issued on February 14, 2006. The fair value of the shares issued in connection with the Clear Channel Agreement, which is recognized as a separate component of stockholders' equity as of December 31, 2005, is determined to be $1,380,000 and will be amortized as consulting expense from January 1, 2006 through December 31, 2008 as services are provided. Fair value of the shares was based on the unit price (see Note 8), less the fair value of the warrants.

11.  Licensing Rights

     On July 7, 2006 (the "Effective Date") the Company entered into a License Agreement (the "License Agreement") with K.C. Technology, a Hong Kong corporation ("Licensor"), under which the Company acquired from Licensor a worldwide exclusive and perpetual license to use Licensor's technology to manufacture, market and distribute Licensor designed slot machines and other gaming products, including an electronic data transfer device trademarked Smartbook (collectively, the "Technology"). The Technology includes all technology, tools, design, components, hardware, software, and specification necessary for the design and manufacturing of slot machines and Smartbook and all associated patents, trademarks, copyrights, trade secrets, and know-how. The Company agreed to pay Licensor a cash license fee of $2,500,000, of which, $500,000 was paid by July 15, 2006, and the balance will be paid in four equal installments of $500,000 each at the end of January and June, respectively, during the next two years (the "installment payments"). The Company also agreed to pay Licensor a licensee fee in common stock of 6,000,000 shares of restricted post-split common stock, par value $0.001, of which 3,000,000 were issued

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


     within seven days of the Effective Date, 1,500,000 to be issued on the first anniversary of the date of the Effective Date, and 1,500,000 to be issued on the second anniversary of the Effective Date (the "installment shares"). The Company granted Licensor registration rights and undertook to use commercially reasonable effort to file a registration statement with the United States Securities Commission within 90 days of the Effective Date to register for resale the first 3,000,000 shares common stock issued to Licensor under the License Agreement. The Company will also pay a royalty of $20.00 for each Smartbook sold by the Company under the License Agreement. The Company recorded the value of licensing rights acquired as intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The majority portion of licensing rights acquired are not subject to amortization. However, 10% of the total value of the licensing rights is identified as service contract that is amortizable over the 2-year term of the License Agreement. Total valuation of the rights and service contract acquired from Licensor is determined to be $8,969,473, which includes (1) the $500,000 payment made on July 15, 2006; (2) the fair market value of the 3,000,000 shares issued to KC Technology on the Effective Date, using the closing price quoted at $1.225 per share; (3) discounted present value of the installment payments with imputed interest rate at 12% per annum; and (4) fair value of the installment shares, calculated based on the present value of estimated share prices at the future issuance dates. The estimated share prices at the issuance dates are assumed to be the same as $1.225 per share. The present value of the share prices are also discounted with an imputed interest rate of 12% per annum. Total discount, which will be amortized and recognized as interest expense over the term using the interest method, on the installment payments and installment shares as of December 31, 2006 was $593,299. The amortization schedule for the service contract is as follows:

             2007                                          $448,474
             2008                                           224,237
                                                         -------------
                       Total                               $672,711
                                                         =============

     Total amortization during the current year was $224,236, which was recognized in general and administrative expense.

12. Escrow Agreements and Share Contribution Agreement Under the terms of the Share Exchange Agreement, our Company along with KII, the KII Shareholders, Tom Liu and David Liu, as the Principal Shareholders of

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


     KII, and an escrow agent were required to enter into an escrow agreement under which the Shareholders were required to place shares of common stock issued in the Share Exchange into escrow to satisfy certain obligations under the Share Exchange Agreement.

     In connection with the closing of the Share Exchange, Chilco, the Shareholders, the Shareholder Representative and Wasserman, Comden, Casselman & Pearson, LLP, as the Escrow Agent, entered into an escrow agreement dated August 3, 2005.

     The parties agreed that the Shareholders would place a total of 16,500,000 of the (post-split) shares issued in connection with the Share Exchange into three separate escrows under one escrow agreement. The Company and the Shareholders entered into the escrow arrangements to ensure that a portion of our stock would only become available to the other parties to the escrow agreement upon the occurrence of certain events, such as the Company's ability to raise additional capital and the receipt of corporate documents and materials from KII. The shares are subject to release from each of the escrows on the following terms and conditions:

     Escrow Number One - The Financing Transaction Escrow

     In order to provide some assurance that the new management would be able to raise sufficient financing to fund the renovation of the Bruce Hotel and Casino without significant dilution to the existing shareholders of Chilco, the Shareholders placed an aggregate of 10,000,000 (post-split) Exchange Shares into Escrow, which is referred to as the Shareholder Escrow Shares. The Shareholders and Chilco agreed that Chilco and its management would take all reasonable actions to obtain the highest price per share in raising $5,000,000 for renovating the Bruce Hotel and Casino and to provide capital for the on-going operations of Chilco. The management of KII, who became the management of Chilco, agreed that the minimum price per share of common stock (or any rights, options or warrants to purchase, or securities of any type whatsoever) issued by Chilco in connection with the financing would be $0.5 (post-split) per share. This undertaking is referred to as the Minimum Price Covenant. The minimum price was determined after arms' length negotiations between the Board of Directors of KII and Chilco based on the estimated value of the combined company; however, no formal valuation was conducted. The Shareholder Escrow Shares will be released from the Financing Transaction Escrow as liquidated damages for breach of the Minimum Price Covenant if Minimum Price Covenant is breached, then the number of Shareholder Escrow Shares to be cancelled as liquidated damages shall be calculated as follows:

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



          X = (A/B) - A
          where:      X    = Number of Shareholder Escrow Shares Cancelled
                      A    = 10,000,000 (post-split)
                      B = Purchase Price Per Share

     For the purposes of the Financing Transaction Escrow, the Purchase Price Per Share is to be determined based on completing a financing transaction to raise a minimum of $5,000,000 and is defined as cash consideration received or to be received by Chilco or the fair market value of any property received or to be received by Chilco (as shall be verified by Chilco's independent accounting firm) for each Chilco Common Share issued or to be issued pursuant to exercise or conversion of any convertible or exchangeable security. As of December 31, 2005, Chilco has raised approximately $2 million at a price in excess of $0.5 (post-split) per share.

     In addition, the KII Shareholders and KII, jointly and severally, agreed that KII would deliver audited financial statements of KII to Chilco no later than the earlier of (i) 60 days after the Closing Date or (ii) the date that permits the filing of any registration statement required to be filed under the terms of the Financing Transaction. If KII failed to deliver the KII financial statements in a timely manner, then 720,000 (post-split) Shareholder Escrow Shares were to be released and cancelled as liquidated damages and not a penalty for the breach of the covenant. The financial statements were delivered in accordance with the terms of the Financing Transaction Escrow.

     Escrow Number Two - The Rightholder Escrow

     The KII Shareholders also placed an aggregate of 4,000,000 (post-split) shares issued in connection with the Share Exchanges into escrow for the purposes of satisfying certain obligations of KII to Nefilim Associates, LLC, a Massachusetts limited liability company, T Morgan LLC, a Delaware limited liability company, and Sean Sullivan. KII had an existing obligation to Nefilim, T Morgan and Mr. Sullivan to issue capital stock of KII or an entity acquired by or acquiring KII upon satisfaction of certain conditions under the terms of Consulting Agreements dated May 9, 2005 with respect to Sean Sullivan, May 19, 2005 with respect to Nefilim Associates, LLC and June 1, 2005 with respect to T Morgan LLC. Under the terms of the Rightholder Escrow shares were to be released from escrow to Nefilim, T Morgan and Mr. Sullivan, if Chilco was able to raise a total of $5,000,000 within thirty (30) days of KII delivering the audited financial statements of KII to Chilco. The shares issued to Nefilim, T Morgan and Mr.

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



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

     The Company failed to raise $5,000,000 within thirty days of the delivery of the audited financial statements to Chilco and the 4,000,000
     (post-split) shares held in the Rightholder Escrow were returned and cancelled subsequent to December 31, 2005. The Company's failure to raise capital as needed may delay our efforts to complete the renovation and opening of the casino, gaming room and restaurant during the second half of 2006. The Company currently intends to raise the required capital through debt or equity financing. If the Company is unable to finance the current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects or capital expenditures; selling assets; mortgaging our real property; selling and leasing back the property or entering into joint venture partnership arrangements. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. If the Company is unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

     Escrow Number Three - The Co-Sale Escrow

     Tom Liu and David Liu, as the Principal Shareholders of KII, placed 2,500,000 (post-split) shares issued in the Share Exchange into a Co-Sale Escrow. The Company agreed to use commercially reasonable efforts to permit Tom Liu and David Liu to offer and sell up to 2,500,000 (post-split) Exchange Shares to investors on a co-sale basis, in one or more private transactions, subject to us raising at least $20,000,000. After the Company raises at least $20,000,000, the Company agreed not to raise additional capital until Tom Liu and David Liu have sold shares from the Co-Sale Escrow for proceeds of $5,000,000 or all of the shares are released from Escrow. The Shareholder Representatives shall receive all of the proceeds from the sale of the shares from the Co-Sale Escrow. The Escrow Agent shall release the shares from the Co-Sale Escrow to Tom Liu and David Liu if the Company has not raised at least $20,000,000 prior to the third anniversary of the Closing Date of the Share Exchange.

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



     All shares in escrow as of December 31, 2005 have been included in the basic and diluted earnings per share computations as of December 31, 2005.

     Share Contribution Agreement

     Under the terms of the Share Exchange Agreement, Chilco, KII and the KII Shareholders agreed that Chilco shall have 4,400,000 (post-split) shares of common stock issued and outstanding immediately prior to the closing of the Share Exchange.

     In connection with the Share Exchange, Chilco and Mr. Roy, a shareholder of Chilco prior to the Share Exchange, entered into a Share Contribution Agreement dated effective as of August 3, 2005, under which Mr. Roy contributed an aggregate of 7,128,000 (post-split) shares of Chilco's common stock to Chilco as a Capital Contribution. Former officers and directors, contributed a total of 800,000 (post-split) shares of common stock: Robert Krause contributed 400,000 (post-split) shares and Thomas Brady contributed 400,000 (post-split) shares. Chilco accepted Mr. Roy's capital contribution and the cancellation of shares by Mr. Krause and Mr. Brady and cancelled 7,928,000 (post-split) shares of common stock. No consideration was paid to Mr. Roy in connection with the contribution and cancellation of the shares.

13.  Subsequent Events

     The Company signed a term sheet on December 22, 2006 for a potential financing arrangement with a Hong Kong placement agent that represents a group of institutional investors from China. In connection with the proposed financing arrangement, the Company's board of directors adopted certain resolutions to approve a refundable $250,000 "Currency Deposit" requested by the placement agent to protect against any loss resulting from the currency fluctuation loss from investors' funds tendered in Chinese currency from the time the agent receives the funds to the time the funding is closed. The Company made the $250,000 Currency Deposit on January 4, 2007 by wiring the amount to an account in Hong Kong held in trust for the placement agent.

     On January 18, 2007, the board of directors resolved to amend the purchase warrant certificate for each Class A Warrant to purchase shares of common stock until 5:00 p.m. (California time) on January 20, 2007 to lower the exercise price per share to $0.40 and to extend the exercise period to 5:00 p.m. (California time) on February 20, 2007. Before the amendment, the exercise price of the Warrants was $1.00 (split-adjusted). The Company received $199,040 as a result of the exercise of 497,600 Class A Warrants in addition to the warrants exercised in August 2006 by the end of the extended re-price period.

                           CHILCO RIVER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



     On January 31, 2007, the Company paid the second installment of $500,000 to
     K. C. Technology of Hong Kong pursuant to the Licensing Agreement discussed in Note 11.

14.  Going Concern

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited financial resources and, before completing the renovation project of the Bruce Casino or securing sufficient funding to expand the slot machine leasing activities, relies solely on the cash flows generated from the hotel lodging and leasing revenue. The Company is still seeking increased capital funding. The outcome of its fund raising efforts is uncertain at this time. These factors raise substantial doubt about its ability to continue as a going concern. If the Company is unsuccessful in their efforts and cannot attain sufficient profitable operations or if it cannot obtain additional sources of funding or investment, it may substantially curtail its operations or abandon some of its business plans.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed to ensure that (i) information required to be disclosed by Chilco in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and
(ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the most recent fiscal quarter ended December 31, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Chilco's management, including the CEO and CFO, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Chilco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
         SECTION  16(a) COMPLIANCE

     The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of March 28, 2007.

Name and Municipality                                                                         Director/Officer
    of Residence             Current Office                Principal Occupation                    Since            Age
    ------------             --------------                --------------------                    -----            ---
Tom Liu                      Chairman, Chief               Chief Executive Officer of          August 3, 2005        26
                             Executive Officer             the corporation; General
                                                           Manager for Kubuk Investment
                                                           S.A.C. and Kubuk Gaming S.A.C

Winston Yen                  Chief Financial Officer       Certified Public Accountant         December 30, 2005     40
                                                           and managing member of
                                                           Accellence, LLP; Chief
                                                           Financial Officer of the
                                                           corporation

Gavin Roy                    Director                      Principal of Magellan              May 10, 2005           40
                                                           Management Limited

Wai Yung Lau                 Director                      Chief Financial Officer of
                                                           Bruce Group International, Hong    August 3, 2005         44
                                                           Kong

Jack Xu                      Director                      Consultant to Kubuk                August 3, 2005         58
                                                           Investment

Yong Yang                    Director                      General Manager for Canada         August 3, 2005         45
                                                           Higher Investment Co. Ltd.

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

COMMITTEES OF THE BOARD OF DIRECTORS

     Set forth below are our company's current practices relating to the functions associated with an audit committee, a compensation committee and a corporate governance and nominating committee.

AUDIT COMMITTEE

     We have no standing audit committee. Our Board of Directors performs the function of an audit committee. None of the members of our board of directors satisfies the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission. Due to our relatively small size, the relatively small number of financial transactions during the proceeding fiscal year and the fact that we have negative working capital at this time we have been unable to secure the services of an audit committee financial expert. Yon Yang and Jack Xu would be considered independent as defined by American Stock Exchange listing standards.

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

     To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended December 31, 2006, except:

---------------------------------------------------------------------------------------------------------------------
           Name                        Reporting Person               Form 3/# of       Form 4/# of       Form5/# of
                                                                      transactions     transactions      transactions
---------------------------------------------------------------------------------------------------------------------
        Gavin Roy                         Director                        ---             Late/1             ---
---------------------------------------------------------------------------------------------------------------------
      David Wong Liu                   10% Shareholder                    ---             Late/1             ---
---------------------------------------------------------------------------------------------------------------------


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     A summary of cash and other compensation paid in accordance with management consulting contracts for our Chief Executive Officer and other executives for the year 2006 is as follows:


-----------------------------------------------------------------------------------------------------------------------------
       Name                                               Option     Non-Equity    Nonqualified
       and                                     Stock      Awards      Incentive      Deferred       All other       Total
Principal Position  Year    Salary    Bonus     Awards      ($)         Plan       Compensation       Comp.
                             ($)       ($)       ($)                Compensation     Earnings
                                                                         ($)            ($)
-----------------------------------------------------------------------------------------------------------------------------
       (a)           (b)     (c)       (d)       (e)        (f)          (g)            (h)            (i)           (j)
-----------------------------------------------------------------------------------------------------------------------------

Tom Liu             2006      --       --        --          --           --             --         $1,000(1)         $1,000
Chairman & CEO



Winston Yen         2006      --       --        --         --           --             --          $28,700           $28,700
Chief Financial
Officer
----------------------

(1)  Automobile lease payment paid for by the Company.
(2)  Received by ACCellence, LLP, of which Mr. Yen is a Partner


DIRECTOR COMPENSATION

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

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

     None

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following tables set forth information as of March 28, 2007 regarding the ownership of our common stock by:

     o each person who is known by us to own more than 5% of our shares of common stock; and

     o each named executive officer, each director and all of our directors and executive officers as a group.

     The number of shares beneficially owned and the percentage of shares beneficially owned are based on 48,345,600 shares of common stock outstanding as of March 28, 2007.

     Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following March 28, 2007 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.


OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

NAME AND ADDRESS OF BENEFICIAL OWNER

Name/Position                                                          Number of         Percentage of Issued
Officers and Directors          Address                             Shares(1)(2)          and Outstanding
------------------------------------------------------------------------------------------------------------
Tom Yu Liu,                      355 Lemon Ave., Suite C           12,927,982(2)(3)                26.74%
Chairman and Chief               Walnut, CA 91789
Executive Officer
------------------------------------------------------------------------------------------------------------
Gavin Roy(4)                     595 Howe Street, Suite 206             131,000                       *
Director                         Vancouver, B.C, V6C 2T5
------------------------------------------------------------------------------------------------------------
Wai Yung Lau,                    355 Lemon Ave., Suite C            4,951,558(2)(5)                10.2%
Director                         Walnut, CA 91789
------------------------------------------------------------------------------------------------------------
Yong Yang                        355 Lemon Ave., Suite C              430,570(2)(6)                   *
Director                         Walnut, CA 91789
------------------------------------------------------------------------------------------------------------
Jack Xu,                         355 Lemon Ave., Suite C              430,570(2)(7)                   *
Director                         Walnut, CA 91789
------------------------------------------------------------------------------------------------------------
Winston Yen,                     445 South Figueroa Street                -0-                        --
Chief Financial Officer          Suite 2600
                                 Los Angeles, CA 90071
------------------------------------------------------------------------------------------------------------
5% Shareholders
------------------------------------------------------------------------------------------------------------
David Wong Liu                   355 Lemon Ave., Suite C            8,884,190(2)(8)               18.37%
                                 Walnut, CA 91789
------------------------------------------------------------------------------------------------------------
Lee Kuen Cheung                  RM 1111, 11F, Hang Lung            2,798,706(2)(9)                5.79%
                                 Centre Arcade
                                 2-28 Paterson Street,
                                 Causeway Bay
                                 Hong Kong
------------------------------------------------------------------------------------------------------------
Guoxiu Yan                       355 Lemon Ave., Suite C            8,884,190(2)(10)              18.37%
                                 Walnut, CA 91789
------------------------------------------------------------------------------------------------------------
Clear Channel Inc.(11)           Temple Financial Centre            4,282,800                      8.86%
                                 Leeward Highway
                                 Providenciales, Turks &
                                 Caicos, Isl.,
                                 BWI
------------------------------------------------------------------------------------------------------------
Blackpool Ltd. (11)              Temple Financial Centre            4,282,800                      8.86%
                                 Leeward Highway
                                 Providenciales, Turks &
                                 Caicos, Isl.,
                                 BWI
------------------------------------------------------------------------------------------------------------
KC Technology                    Flat / RM 1111 11/F                3,000,000                      6.21%
                                 Hang Lung Centre AR
                                 2-28 Paterson Street
                                 Causeway Bay Hong Kong
------------------------------------------------------------------------------------------------------------
Officers and Directors as                                          18,871,680                     39.03%
a Group (6 persons)(7)
------------------------------------------------------------------------------------------------------------

*    Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned.

(2)  Shareholder  received  0.749994  shares  of common  stock of  Chilco  River
     Holdings,  Inc. for each share of Kubuk International common stock tendered in connection  with the Share  Exchange.  The Kubuk  Shareholders  placed a
     total  of  10,000,000   Exchange  Shares  into  escrow  to  secure  certain
     obligations  by Chilco and the  Principal  Shares to raise  $5,000,000 at a minimum  share price of $2.00 per share.  The Kubuk  Shareholders  placed a
     total  of  4,000,000   Exchange  Shares  into  escrow  to  satisfy  certain
     obligations  to  consultants  to Kubuk,  which  shares were  cancelled  and returned to treasury on December  30,  2005.  The Kubuk  Shareholders  have voting power over these shares pending  release from escrow.  The Principal
     Shareholders  of  Kubuk,  Tom Liu and  David  Liu,  contributed  a total of
     2,500,000  Exchange  Shares  into  escrow for the  purposes  of  exercising certain  co-sale  rights  granted  by the  Registrant  to  the  Shareholder
     Principals.

(3) Includes 5,245,476 shares of common stock held in escrow pursuant to escrow arrangements entered into in connection with our acquisition of Kubuk
     International Inc.

(4) In connection with the Share Exchange, Chilco and Mr. Roy entered into a Share Contribution Agreement dated effective as of August 3, 2005, under which Mr. Roy contributed an aggregate of 7,128,000 shares of the Registrant's common stock to Chilco as a Capital Contribution. The
     Registrant accepted the Capital Contribution and cancelled 7,128,000 shares of common stock.

(5) Includes 1,435,234 shares of common stock held in escrow pursuant to escrow arrangements entered into in connection with our acquisition of Kubuk
     International Inc.

(6) Includes 124,804 shares of common stock held in escrow pursuant to escrow arrangements entered into in connection with our acquisition of Kubuk
     International Inc.

(7) Includes 124,804 shares of common stock held in escrow pursuant to escrow arrangements entered into in connection with our acquisition of Kubuk
     International Inc.

(8)  David Liu owns 5,644,036 shares of common stock,  which includes  3,507,280 shares  of common  stock  held in escrow  pursuant  to escrow  arrangements entered into in connection with our acquisition of Kubuk International Inc.
     David  Lui is the  father  of Tom Liu,  our Chief  Executive  Officer,  and husband of Guoxiu Yan. The  Principal  Shareholders  of Kubuk,  Tom Liu and
     David Liu, contributed a total of 2,500,000 Exchange Shares into escrow (of which David Liu contributed  999,224 shares) for the purposes of exercising certain  co-sale  rights  granted  by the  Registrant  to  the  Shareholder
     Principals.  David Liu and Guoxin Yan,  as husband and wife,  are deemed to beneficially own each other's common stock.

(9) Includes 811,218 shares of common stock held in escrow pursuant to escrow arrangements entered into in connection with our acquisition of Kubuk
     International Inc.

(10) Guoxin Yan owns 3,240,154  shares of common stock,  which includes  939,178 shares  of common  stock  held in escrow  pursuant  to escrow  arrangements entered into in connection with our acquisition of Kubuk International Inc.
     Guoxiu  Yan is the  mother of Tom Liu,  Chief  Executive  Officer of Chilco
     River Holdings Inc., and the wife of David Liu, a selling  shareholder  and major shareholder of Chilco. David Liu and Guoxin Yan, as husband and wife, are deemed to beneficially own each other's common stock.

(11) Includes shares beneficially owned by John (JAK) Meyer and Janice Stevens, reporting as husband and wife and who beneficially own: i) 2,418,800 common shares through Clear Channel Inc., over which John (JAK) Meyer has sole investment and voting control; ii) 564,000 common shares through Distinct
     Holdings, Inc., over which John (JAK) Meyer has sole investment and voting control; and iii) 1,300,000 common shares held through Blackpool Ltd., over which Janice Stevens has sole investment and voting control.


     We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

     We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------------
                                               Number of securities      Weighted-average       Number of securities
                                                to be issued upon       exercise price of      remaining available for
Category                                           exercise of         outstanding options,     future issuance under
                                               outstanding options,    warrants and rights       equity compensation
                                               warrants and rights             (b)                plans (excluding
                                                       (a)                                        securities reflected
                                                                                                  in column (a))
                                                                                                         (c)
======================================================================================================================
Equity compensation plans approved by                  n/a                     n/a                       n/a
security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by              n/a                     n/a                       n/a
security holder
----------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     In December 2006 we borrowed (1) $250,000 from IFG, a Canadian entity controlled by an existing minority shareholder, before we made the Currency Deposit payment pursuant to the term sheet of with the Hong Kong placement agent, and (2) $200,000 from Lee Kuen Cheung, one of our 5% shareholders, to fund the second installment payment to K.C. Technology. Both loans are evidenced by 6-month short-term promissory notes.

Since the inception of our software development center in ShenZhen, China, most of the operating expenses in China have been advanced by one of the Company's directors. These advances are payable by demand the ShenZhen director advances to us was $93,869 as of December 31, 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB

EXHIBITS

      3.1(1)   Articles of Incorporation

      3.2(1)   Bylaws

      10.1(1)  Share Exchange Agreement dated July 15, 2005 (previously filed as
               Exhibit 99.1)

      10.2(1)  Escrow  Agreement  dated  August  3,  2005  (previously  filed as
               Exhibit 99.2)

      10.3(1)  Contribution  Agreement dated July 26, 2005 (previously  filed as
               Exhibit 99.3)

      10.4(1)  Stock Purchase Agreement dated July 26, 2005 (previously filed as
               Exhibit 99.4)

      10.5(3)  Marketing   Services   Agreement   with   Parker    Communication
               Corporation

      10.6(4)  Consulting Agreement with Clear Channel Inc., as amended

      10.7(3)  Form of Unit Purchase Agreement

      10.8(3)  Form of Warrant Certificate

      10.9(4) Loan Agreement between Chilco River Holdings Inc. and David Liu dated December 31, 2005

      10.10(4) Loan  Agreement  between  Chilco River  Holdings Inc. and Lottery
               Online U.S.A. dated December 31, 2005

      10.11(5) License  Agreement  with  K.C.  Technology  dated  July  7,  2006
               (previously filed as Exhibit 99.1)

      10.12    Promissory Note to IFG Investments Services Inc.

      10.13    Promissory Note to Lee Kuen Cheung

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

      31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

      32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

-----------------

     (1)  Previously filed on Form SB-2 dated March 8, 2004
     (2)  Previously filed on Form 8-K dated August 9, 2005
     (3)  Previously filed on Form SB-2 on February 17, 2006.
     (4)  Previously filed on Form 10-KSB on March 31,2006
     (5)  Previously filed on Form 8-K dated July 10, 2006


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2006 and 2005 and reviews of the consolidated financial statements included in the Company's Forms 10-QSB for fiscal 2006 and 2005 were $62,726 and $35,676, respectively.


AUDIT-RELATED FEES

     The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above for fiscal 2006 and 2005 were $392 and $3,413, respectively.


TAX FEES

     The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2006 and 2005 were $4,284 and nil, respectively.


ALL OTHER FEES

     The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2006 and 2005 were $3,933 and $2,102, respectively.

                                   SIGNATURES


Date:  April 2, 2007              Chilco River Holdings, Inc.

                                  By:  /s/ Tom Liu
                                       ---------------------------------------
                                       Tom Liu
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date:  April 2, 2007              By:  /s/ Winston Yen
                                       ---------------------------------------
                                       Winston Yen
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                           Officer)


     In accordance with the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  April 2, 2007                    /s/ Tom Liu
                                        ---------------------------------------
                                        Tom Liu, Chief Executive Officer
                                           and Director

Date:  April 2, 2007                    /s/ Winston Yen
                                        ---------------------------------------
                                        Winston Yen, Chief Financial Officer

Date:  April 2, 2007                    /s/ Gavin Roy
                                        ---------------------------------------
                                        Gavin Roy, Director

Date:  April 2, 2007                    /s/ Wai Yung Lau
                                        ---------------------------------------
                                        Wai Yung Lau, Director

Date:  April 2, 2007                    /s/ Yong Yang
                                        ---------------------------------------
                                        Yong Yang, Director

Date:  April 2, 2007                    /s/ Jack Xu
                                        ---------------------------------------
                                        Jack Xu, Director