Form 10QSB
period 2007-03-31
CHILCO RIVER HOLDINGS INC
filed 2007-05-15
CIK 1278595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50911

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

Yes  X        No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  X

As of March 31, 2007, there were 48,345,600 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes        No  X

CHILCO RIVER HOLDINGS INC.
FORM 10-QSB
TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheet as of March 31, 2007	1

Condensed Consolidated Statement of Operations for three

months ended March 31, 2007 and 2006 of Operations	2

Condensed Consolidated Statement of Cash Flows for three months

ended March 31, 2007 and 2006	3
Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2	Management’s Discussion and Analysis or Plan of Operation	13

Item 3	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	24

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 5	Other Information	25

Item 6	Exhibits	25
SIGNATURES		27

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHILCO RIVER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US$)

March 31, 2007

ASSETS
Current Assets
Cash	$597,223
Accounts receivable, net of allowance for doubtful accounts
of $nil as of March 31, 2007	189,999
Deposit receivable	250,000
Supplies inventory	111,666
Prepaid expense & other current assets	450,863
Prepaid income taxes	60,270
VAT tax recoverable	61,073

Total Current Assets	1,721,094

Property, furniture & equipment,
net of accumulated depreciation of $7,395,656
as of March 31, 2007	14,881,877

Intangible Asset	8,072,526
Security deposit & prepaid contract	172,523

Total Other Assets	8,245,049

TOTAL ASSETS	$24,848,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,360
Accrued expenses and other payables	12,390
Installment payable - current portion	2,716,668
Loan from affiliates	668,514
Customer deposit	100,000
Deferred tax liabilities	16,962

Total Current Liabilities	3,530,894

Long Term Liabilities
Installment payable - long term	2,007,825

Total Long Term Liabilities	2,007,825

TOTAL LIABILITIES	5,538,719

Shareholders’ Equity
Common stock: no par value, unlimited authorized
shares, 48,345,600 shares issued and outstanding	48,346
Additional paid-in capital	24,927,883
Subscription receivable	(6,000)
Prepaid stock compensation	(805,000)
Accumulated deficits	(4,264,237)
Accumulated Foreign Currency Adjustment	(591,691)

Total Shareholders’ Equity	19,309,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,848,020

(Unaudited — See Accompanying Notes)

CHILCO RIVER HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in US$)

	Quarter Ending March 31
	2007	2006

Revenues
Slot machine leasing	$138,979	$55,268
Rooms	221,788	271,025
Food and beverage	20,690	25,666

	381,457	351,959

Less: Promotional Allowances	—	—

Total Revenues	381,457	351,959

Operating Expenses
Operating departments	118,807	104,698
General and administrative	429,186	403,433
Depreciation & Amortization	168,194	185,058

Total Operating Expenses	716,187	693,189

Income (Loss) from Operations	(334,730)	(341,230)

Other Income and Expenses
Interest income	1,192	5,760
Other income/gains	910	98
Interest expense	(142,792)	—

	(140,690)	5,858

Income (Loss) before income tax	(475,420)	(335,372)
Benefit (Provision) for income tax	(9,617)	(12,662)

Net Income (Loss)	(485,037)	(348,034)

Other Comprehensive Income
Unrealized gain (loss) on
Foreign Currency Translation, net of tax	(632,939)	(7,219)

Total Comprehensive Income	$(1,117,976)	$(355,253)

Basic Earnings Per Share	$(0.01)	$(0.01)
Diluted Earnings Per Share	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	47,980,693	45,686,280
Diluted Average Shares Outstanding	47,980,693	45,686,280

(Unaudited — See Accompanying Notes)

CHILCO RIVER HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US$)

	For the Quarter Ended March 31
	2007	2006

Cash Flows from Operating Activities
Net Income (Loss)	$(485,037)	$(348,034)
Adjustments to reconcile net income to cash flows
from operating activities
Depreciation & amortization	168,194	185,053
Loss on disposition of assets	—	—
Prepaid expense via stock issuance	115,000	115,000
Interest expense on installment obligations	142,792	—
Amortization of service contract	112,118	—
(Increase)/Decrease in account balances of:
Accounts receivable	(61,884)	(7,552)
Deposit receivable	(250,000)	—
Supplies inventory	(19,870)	(20,528)
Prepaid expense & other current assets	(50,320)	(6,581)
VAT Recoverable	25,644	—
Deferred tax assets	—	31,834
Prepaid contract and security deposit	53,719	—
Accounts payable	(20,959)	(48,132)
Customer Deposit	3,943	—
Accrued expenses and other payables	2,911	(1,777)
Foreign Taxes Payable	1,246	(61,995)

Cash Flows from Operating Activities	(262,503)	(162,712)

Cash Flows From Investing Activities
Purchase of properties and equipments	(24,500)	—
Cash paid for construction in progress	—	(383,629)
Payment toward installment obligation	(500,000)	—

Cash From Investing Activities	(524,500)	(383,629)

Cash Flows from Financing Activities
Cash proceeds from shareholder loans	142,726	(190,888)
Net cash repayment for affiliate loans	(60,000)
Cash proceeds from subscribed capital	—	817,150
Cash proceeds from warrants exercise	193,040	—

Cash From Financing Activities	335,766	566,262

Effect of exchange rate changes on cash
balances held in foreign currencies	(24,551)	(7,219)

Net Change in cash and cash equivalents	(475,788)	12,702

Cash and cash equivalents at the
beginning of year	1,073,011	1,435,683

Cash and cash equivalents at the
end of year	$597,223	$1,448,385

Supplemental Disclosure Information
Cash paid during the year for interest	$—	$—
Cash paid during the year for income taxes	$800	$74,728

(Unaudited — See Accompanying Notes)

Chilco River Holdings, Inc.

Notes To The Consolidated Financial Statements

March 31, 2007

Unaudited

Preliminary Note

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2006.

1.	Business Organization and Reorganization

Chilco River Holdings, Inc. (“CRH”, or the “Company”) was incorporated in the State of Nevada on May 8, 2003. The Company acquired a 100% interest in 16 mineral claim units located in British Columbia, Canada in November 2003. After the completion of a preliminary exploration report on the claim, the Company suspended mineral exploration efforts. The Company abandoned these properties in 2005.

Bruce Grupo Diversion SAC (“BGD”) was formed on March 1, 1996 and registered at the Registry for Legal Persons of Lima, Peru on April 28, 1996. BGD owned a fourteen-story building and a four-story adjacent structure that are operated as a casino and a hotel (the “Miramar Hotel and Casino”, formerly known as “Bruce Hotel and Casino”). Miramar Hotel and Casino is licensed to operate slot machines, a night club, discothèques, and a restaurant. As of February 2005, the casino consisted of traditional gaming tables (blackjack, roulette, craps and poker) in the second floor (the gaming floor) of the main building and of about 220 slot machines in the ground floor (the slot room).

Kubuk International, Inc. (“KII” or “Kubuk International”) is a California corporation and was incorporated on January 7, 2002. The majority shareholders of KII also control 99% of total voting stock of BGD.

Kubuk Investment S.A.C. (“KISAC”) was formed in year 2001 by the majority shareholders of KII in Peru. KII’s majority shareholders also formed Kubuk Gaming S.A.C. (“KGSAC”) in year 2005 in Peru.

Starting on August 4, 2001, BGD and KISAC entered into a series of sale and purchase agreements (the “Sale and Purchase Agreements”) of the hotel assets and certain casino properties owned and operated by BGD for purpose of transferring these properties to KISAC. Total consideration for all Sale and Purchase Agreements was in the amount of S/. 62,970,744 (US$19,357,745 using spot rate of 3.253:1 on May 21, 2005). On May 21, 2005, all assets subject to the scope of the sale and purchase agreements were transferred to and received by KISAC, which then commenced to carry on the hotel lodging businesses of Miramar Hotel and Casino. The only assets that were transferred to KISAC are the assets as listed under “Property, Furniture, and

Equipment” on the balance sheet. All other assets and liabilities were retained by BGD, which was subsequently dissolved in 2006. The accounting treatment used by KISAC to record the transfer of the assets followed the guidance for transactions between entities under common control as described in SFAS 141, Business Combinations. This standard requires that the receiving entity use the carrying amount of the assets of the transferring entity. Therefore, no fair market value adjustments were made to the transferred assets. Furthermore, in accordance with Article 11-01(d) of Regulation S-X, this transaction was treated as a business acquisition since the revenue-producing activity remained generally the same as before the transaction. Specifically, KISAC retained the following: physical facilities, employee base, customer base, operating rights, operation techniques, and trade name.

The gaming floor of Miramar Hotel and Casino has been temporarily closed for renovation since March 2005. During the renovation, BGD continued to operate slot machines in the casino until July 1, 2005, when MINCETUR, the gaming authority of Peru, issued gaming licenses to KGSAC. KGSAC then took over the slot machine operations and conducts all other gaming activities of Miramar Hotel and Casino until the renovation project is completed. In anticipation of the start of the planned renovation, the Company suspended the slot room operation and closed the restaurant to the general public in November 2005. As of March 31, 2007, the Company’s operations are limited to (i) hotel lodging and leasing of the slot machines retired from the former Bruce Casino by KISAC, and (ii) leasing of the new “Kubuk” brand slot machines by KGSAC. The Company plans to reopen Miramar in August 2007, provided that sufficient capital is raised to complete the renovations in progress.

On June 15, 2005, KII and the shareholders of KISAC and KGSAC entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), under which KII issued 50,920,000 shares of common stock to the shareholders of KISAC and KGSAC in exchange for their entire ownership holdings of KISAC and KGSAC. As of June 30, 2005, both KISAC and KGSAC were 100% owned by KII.

On July 15, 2005, CRH entered into a share exchange agreement (the “Kubuk Share Exchange Agreement”) with KII and certain representatives of its shareholders. Under the terms of the Kubuk Share Exchange Agreement, CRH agreed to acquire all of the issued and outstanding capital stock of KII from KII’s shareholders.  On August 3, 2005, CRH completed the acquisition of KII in accordance with the terms of the Kubuk Share Exchange Agreement by issuing 38,500,000 (post-split) Exchange Shares to shareholders of KII as consideration. KII had 51,000,400 shares of common stock issued and outstanding at the time of acquisition. KII shareholders received 0.3749970588 Exchange Shares for each share of KII common stock tendered. In connection with the closing of the Share Exchange, the founding shareholder and two former officers and directors of CRH agreed to contribute an aggregate of 7,928,000 (post-split) shares of the CRH common stock to the Company as an additional capital contribution. The shares were cancelled effective as of August 3, 2005.

The Company established a software development center in Shenzhen, China in April 2006 for the purposes of developing an online poker software and other devices related to online gaming activities. The Company intends to, after the software development becomes successful, license out the online gaming software to interested third parties for conducting online gaming activities outside of the United States. The Company has applied to the local government for the foreign business branch office status for its Chinese software development center.

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

In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. There was no promotional allowance for the quarter ended March 31, 2007 as all casino and slot machine operations are temporarily suspended for renovation.

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

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, “Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is recognized if it is more likely than not that some portion or all deferred tax asset will not be realized. Deferred income tax asset and liability balances are netted, as applicable, when they represent deferred amounts within the same taxing jurisdiction.

(g)	Basic and Diluted Earnings (Loss) per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders, by the weighted average number of common shares outstanding, net of common stock held in the treasury for the year. Diluted earnings per share were computed using the “treasury stock method” under SFAS No. 128 “Earnings per Share.” As the Company has a loss for the quarter ended March 31, 2007 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation. As of March 31, 2007, there were 666,666 potentially dilutive shares as a result of outstanding Class A Warrants.

(h)	Supplies Inventories

Supplies inventories are presented at adjusted cost or market value, whichever is lower. Cost is established based on either the first-in, first-out assumption or, in certain cases, specific identification method.

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

The Company adopted the rules set forth in SFAS No. 142, “Goodwill and Other Intangible Assets,” to account for its intangible assets acquired under the licensing agreement with third parties. The intangible assets acquired are initially recorded at their fair value. The intangibles with finite useful lives are amortized over their lives. Intangible assets with indefinite useful lives are not amortized and are examined at least annually to determine whether events and circumstances continue to support an indefinite useful life. All intangible assets are reviewed annually for impairment. If the fair value of an intangible is determined to be below its carrying amount, the intangible is written down to its fair value.

(k)	Concentration of Credit Risk

The Company maintains substantially all of its day-to-day operating cash balances with Peruvian commercial banks and a California bank. Deposits with the California bank are insured by Federal Deposit Insurance Corporation (FDIC) up to $100,000 per depositor. As of March 31, 2007, the Company had an exposure in the amount of $77,797 that exceeded the FDIC insurance coverage.

In Peru, bank accounts and deposits with all financial institutions are insured by Fondo de Segiro de Deposito (FSD) up to S/. 75,742 (or $22,767, based on the current exchange rate of $3.3269:1 as of March 31, 2007). The Company has 4 Peruvian bank accounts and an exposure in the amount of $396,658 that exceeded the FSD insurance coverage as of March 31, 2007.

(l)	Shares-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and

supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company has adopted the provisions under SFAS 123R as of January 2006. There is no effect on the financial statements as a result of adopting SFAS 123R as of March 31, 2007, since there are no compensatory stock options outstanding.

(m)	Impact of New Accounting Standards

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). The SEC issued a final rule under Release 33-8760 on December 15, 2006 to extend the due dates for the implementation of provisions under Section 404 for certain small public companies. Under the SEC rule, the Company is required to include in its annual and quarterly filings a report of management on the Company's internal control over financial reporting starting with fiscal years ending after December 15, 2007. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting. The Company's independent accounting firm will have to issue an attestation report on management's assessment of the Company's internal control over financial reporting as part of the SEC filings starting with fiscal years ending after December 15, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The impact of our adoption of SFAS No. 157 has not yet been determined.

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

The Company accrues for declared dividends which are not yet paid. As of the balance sheet date, there were no dividends which were declared and unpaid. All dividends occurred prior to the date of the Kubuk Share Exchange Agreement.

3.	Foreign Currency Transactions

The Company conducted its gaming business at Miramar Hotel & Casino in both US Dollars and the Peruvian Nuevo Soles. The hotel and other business activities are operated using both US Dollars and the Nuevo Soles. The functional currency of the Peruvian subsidiaries’ is the Nuevo Soles, whereas the functional currency of the US parent is the US dollar. Account balances on the balance sheet are translated into US Dollars equivalents using the spot rate of 3.3269:1 on March 31, 2007, while the results of operations are translated into US Dollars equivalents using 3.2942:1, the weighted average exchange rates for the quarter ended March 31, 2007.

4.	Related Party Transactions

The Company incurred $33,848 of cash expenditures at its software development center in Shenzhen, China during the quarter ended March 31, 2007. All of these Shenzhen expenditures have been advanced by a director of the Company. No interest has been accrued for the amount advanced. The outstanding balance of the advance amounted to $127,717 as of March 31, 2007 and is payable on demand.

The Company borrowed $250,000 from a shareholder (Shareholder A) by executing a promissory note in favor of the lending shareholder on December 14, 2006. The note bears an annual interest rate of 8%. The entire principal and interest incurred thereon are due on June 11, 2007. Shareholder A owns between 5% and 10% of the Company’s common stock as of March 31, 2007.

The Company also borrowed an interest-free loan of $300,000 from another shareholder (Shareholder B) by executing a promissory note in favor of the lending shareholder on December 27, 2006. The entire principal becomes due on June 27, 2007. Shareholder B owns more than 5% but less than 10% of the Company’s common shares as of March 31, 2007.

5.	Issuance of Common Stock and Warrants

On January 18, 2007, the board of directors resolved to amend the purchase warrant certificate for each Class A Warrant (issued in connection with the units sold in the December 17, 2005 private placement) to purchase shares of common stock until 5:00 p.m. (California time) on January 20, 2007 to lower the exercise price per share to $0.40 and to extend the exercise period to 5:00 p.m. (California time) on February 20, 2007. Before the amendment, the exercise price of the Warrants was $1.00 (split-adjusted). During the quarter ended March 31, 2007, the Company received $199,040 as a result of the exercise of 497,600 Class A Warrants prior to the end of the extended re-price period.

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

7.	Share-Based Consulting Payment

The Company entered into a Consulting Agreement with Clear Channel Inc. (the “Clear Channel Agreement”) on December 29, 2005. Under the Clear Channel Agreement, the Company retained Clear Channel Inc. to provide the Company with strategic marketing and business planning consulting services and to assist the Company in developing corporate governance policies, recruiting qualified officers and director candidates and developing a corporate finance strategy during the period of three years from the date of the agreement. Pursuant to the terms of the Clear Channel Agreement, the Company paid Clear Channel Inc. a consulting fee of one million shares of common stock, which were issued on February 14, 2006. The fair value of the shares issued in connection with the Clear Channel Agreement, which is recognized as a separate component of stockholders’ equity as of December 31, 2005, is determined to be $1,380,000 and is amortized as consulting expense from January 1, 2006 through December 31, 2008 as services are provided. Fair value of the shares was based on the unit price less the fair value of the warrants. The total amortization during the quarter ended March 31, 2007 was $115,000, which was recognized in general and administrative expense.

8.	Licensing Rights

On July 7, 2006 (the “Effective Date”) the Company entered into a License Agreement (the “KC License Agreement”) with K.C. Technology, a Hong Kong corporation (“KC”), under which the Company acquired from KC a worldwide exclusive and perpetual license to use KC’s technology to manufacture, market and distribute KC designed slot machines and other gaming products, including an electronic data transfer device trademarked Smartbook (collectively, the “Technology”). The Technology includes all technology, tools, design, components, hardware, software, and specification necessary for the design and manufacturing of slot machines and Smartbook and all associated patents, trademarks, copyrights, trade secrets, and know-how.

The Company agreed to pay KC a cash license fee of $2,500,000, of which, $500,000 was paid by July 15, 2006, and the balance will be paid in four equal installments of $500,000 each at the end of January and June, respectively, during the following two years (the “installment payments”). The Company also agreed to pay KC a licensee fee in common stock of 6,000,000 shares of restricted post-split common stock, par value $0.001, of which 3,000,000 were issued within seven days of the Effective Date, 1,500,000 to be issued on the first anniversary of the date of the Effective Date, and 1,500,000 to be issued on the second anniversary of the Effective Date (the “installment shares”). The Company granted KC registration rights and undertook to use commercially reasonable effort to file a registration statement with the United States Securities Commission within 90 days of the Effective Date to register for resale the first 3,000,000 shares common stock issued to KC under the KC License Agreement.  The Company will also pay a royalty of $20.00 for each Smartbook sold by the Company under the KC License Agreement. The Company made the required installment payment of $500,000 in January 2007.

The Company recorded the value of licensing rights acquired as intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The majority portion of licensing rights acquired are not subject to amortization. However, 10% of the total value of the licensing rights is identified as service contract that is amortizable over the 2-year term of the KC License Agreement. Total valuation of the rights and service contract acquired from KC is determined to be $8,969,473, which includes (1) the $500,000 payment made on July 15, 2006; (2) the fair market value of the 3,000,000 shares issued to KC Technology on the Effective Date, using the closing price quoted at $1.225 per share; (3) discounted present value of the installment payments with imputed interest rate at 12% per annum; and (4) fair value of the installment shares, calculated based on the present value of estimated share prices at the future issuance dates. The estimated share prices at the issuance dates are assumed to be the same as $1.225 per share. The present value of the share prices are also discounted with an imputed interest rate of 12% per annum. Total discount, which will be amortized and recognized as interest expense over the term using the interest method, on the installment payments and installment shares as of March 31, 2007 was $450,507.

The amortization schedule for the service contract is as follows:

2007	$448,474
2008	112,118
Total	$560,592

Total amortization during the quarter ended March 31, 2007 was $112,118, which was recognized in general and administrative expense.

9.	Subsequent Events

On April 19, 2007, the Company entered into a placement agency agreement (the “Chung Lien Agency Agreement”) with Chung Lien Investment Management Limited, a Hong Kong corporation (“Chung Lien”), by which the Company engaged Chung Lien as advisor and placement agent to raise funds from investors of up to $10,000,000 by June 30, 2007 (the “Chung Lien Offering”).

Pursuant to the Chung Lien Agency Agreement, the Company (1) agreed to pay Chung Lien compensation fee in an amount equal to 8% of the aggregate gross proceeds raised by Chung Lien and received by the Company; (2) issued Chung Lien warrants exercisable for a term of five years to purchase up to 1,500,000 shares of common stock of the Company at $0.45 per share, subject to terms and conditions of the warrant certificate; (3) agreed to reimburse expenses incurred by Chung Lien in connection with the Offering up to $30,000; (4) agreed to deposit $250,000 in a segregated account at a financing institution designated by Chung Lien for the sole purpose of funding any losses due to currency fluctuations resulting from funds in Chinese currency held by Chung Lien on behalf of other investors from the date of receipt of such funds and the closing date of the Offering; and (5) agreed to file a registration statement for common shares issuable upon exercise of the Warrants within 90 days after the signing of the Chung Lien Agency Agreement. In addition, the Company agreed not to offer its common stock in any financing transaction at a price lower than $0.75 per share before June 30, 2007.

On April 19, 2007, the Company entered into a subscription agreement with Chung Lien, under which the Company issued a five-year convertible debenture (the “Chung Lien Convertible Debenture”) in the principal amount of $1,000,000 in consideration of $1,000,000. The Chung Lien Convertible Debenture bears interest at an annual rate of 11% and principal and interest payments payable in monthly installments beginning on April 19, 2007. The Chung Lien Convertible Debenture is convertible into shares of common stock of the Company at the greater of (a) $0.75 per share or (b) 70% of the five-day average market trading price of the common stock of the Company immediately preceding the date of conversion. The Company also agreed to file a registration statement with the SEC to register the resale of the common stock issuable upon conversion of the debenture no later than September 30, 2007. The Company may prepay, in cash or common stock, all or portion of the Chung Lien Convertible Debenture at any time prior to the maturity date without penalty. Tom Liu (the Company’s Chief Executive Officer) and David Liu, two principal shareholders of the Company, each pledged 600,000 shares of common stock, a total of 1,200,000 shares of common stock, to secure the repayment of the debenture. After paying Chung Lien a compensation fee of 8% ($80,000) and other bank charges and transactional expenses, the Company received net proceeds from the placement of the convertible debenture of $919,150. The Company is obligated to reimburse Chung Lien for legal and other fees in the amount of up to $30,000. The Company also issued Chung Lien warrants exercisable for a term of five years to purchase up to 1,500,000 shares of common stock of the Company at $0.45 per share under the terms of the Chung Lien Agency Agreement.

10.	Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited financial resources and, before completing the renovation project of the Miramar Hotel & Casino or securing sufficient funding to expand the slot machine leasing activities, relies solely on the cash flows generated from the hotel lodging and leasing revenue.  The completion of the renovation project of Miramar Hotel & Casino would be delayed if the Company fails to raise sufficient capital. Although the Company has entered into specific financing activities to raise funds (see Note 9 above for transactions with Chung Lien and the issuance of the $1,000,000 convertible debenture), the outcome of its fund raising efforts is uncertain at this time. These factors raise substantial doubt about its ability to continue as a going concern.  If the Company is unsuccessful in their fund raising efforts and cannot attain sufficient profitable operations or if it cannot obtain additional sources of funding or investment, it may substantially curtail its operations or abandon some of its business plans. For the same reason, the Company may be unable to continue as a going concern.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

All statements other than statements of historical or current facts included in this report on Form 10-QSB or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, those discussed under the caption “Risk Factors” in the Company’s most recent annual reports filed with the SEC on Form 10-KSB on April 2, 2007, and incorporated herein by reference, as well as the following:

•	the impact of general economic conditions in the Peru and other countries in which we conduct business;

•	industry conditions, including competition;

•	business strategies and intended results;

•	our ability to integrate acquisitions into our operations and management;

•	our ability to market, sell, lease or profit-share slot machines under our licensing agreement;

•	risks associated with the hotel industry and real estate markets and manufacture of slot machines in general;

•	the impact of terrorist activity or war, threats of terrorist activity or war and responses to terrorist activity on the economy in general and the travel and hotel industries in particular;

•	travelers' fears of exposure to contagious diseases;

•	legislative or regulatory requirements;

•	access to capital markets; and

•	other factors beyond our control.

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

Overview

We, Chilco River Holdings, Inc., through our wholly-owned subsidiaries, (i) own all of the assets of and operate the Miramar Hotel and Casino (formerly known as ‘Bruce Hotel and Casino”); (ii) hold an exclusive license to manufacture and market low-cost proprietary slot machines and (iii) are developing internet gaming software and systems.

Miramar Hotel and Casino

The Miramar Hotel and Casino is located Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, Peru, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Miramar Hotel and Casino is a “destination” hotel and casino location for visitors traveling to the Republic of Peru, and we cater to local and foreign visitors, including visitors from the People’s Republic of China. The Miramar Hotel and Casino business consists of a hotel, restaurants, a gaming casino and real property. We acquired the Miramar Hotel and Casino in connection with a Share Exchange transaction with the shareholders of Kubuk International, Inc., which we refer to in this report as Kubuk, on July 15, 2005. The Miramar Hotel and Casino is a full-service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel encompasses several dining facilities and a full-featured Gambling Casino with traditional gaming tables and slot machines.

Prior to signing the Kubuk Share Exchange Agreement with Kubuk International, we developed a plan to expand, renovate and modernize the current facilities of the Miramar Hotel and Casino and temporarily suspended the operation of the gaming room in February 2005 and operation of the restaurant and slot room in November 2005. Since that time, we have intended to raise capital to fund the expansion, renovation and modernization of the Miramar Hotel and Casino.

Kubuk Slot Machines

In July 2006, we acquired the exclusive world-wide license to manufacture slot machines based on technology developed by KC. We are in the process of marketing these slot machines to operators of casinos in South America. We intend to raise capital to manufacture, sell, lease or profit-share machines beginning in the fourth quarter of 2006 or early 2007. As of March 31, 2007, we have entered into slot machine profit-sharing contracts with a number of Peruvian slot parlor operators for the lease of approximately 300 new slot machines. These contracts allow us to charge a fixed per-machine, per-day rent or to share the net earnings of the slot machines that we lease out in 50%-50% or 60%-40% ratio. Because of lack of funding to mass produce the machines, we have only delivered 22 units of new slot machines to these leasing customers as of March 31, 2007. We cannot assure you that we will raise sufficient capital to fund the manufacturing of slot machines to deliver under the profit-sharing contracts.

Internet Software Development

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

In light of the passage of the Unlawful Internet Gambling Enforcement Act of 2006, which is signed by President Bush on October 13, 2006, we anticipate we will have to license our developed software to companies that are not subject to the jurisdiction of the United States and operate in foreign markets including, but not limited to, South America. This is expected to limit the potential users of our software, if we are successful in our development efforts.

Financing Arrangements

On April 19, 2007, we entered into a placement agency agreement (the “Chung Lien Agency Agreement”) with Chung Lien Investment Management Limited, a Hong Kong corporation (“Chung Lien”), by which we engaged Chung Lien as advisor and placement agent to raise funds from investors of up to $10,000,000 by June 30, 2007 (the “Offering”).

Pursuant to the Chung Lien Agency Agreement, we (1) agreed to pay Chung Lien compensation fee in an amount equal to 8% of the aggregate gross proceeds raised by Chung Lien and received by the Company; (2) issued Chung Lien warrants exercisable for a term of five years to purchase up to 1,500,000 shares of one common stock at $0.45 per share, subject to terms and conditions of the warrant certificate; (3) agreed to reimburse expenses incurred by Chung Lien in connection with the Offering up to $30,000; (4) agreed to deposit $250,000 in a segregated account at HSBC designated by Chung Lien for the sole purpose of funding any losses due to currency fluctuations resulting from funds in Chinese currency held by Chung Lien on behalf of other investors from the date of receipt of such funds and the closing date of the Offering; and (5) agreed to file a registration statement for common shares issuable upon exercise of the Warrants within 90 days after the signing of the Chung Lien Agency Agreement. In addition, we agreed not to offer our common stock in any financing transaction at a price lower than $0.75 per share before June 30, 2007.

On April 19, 2007, we entered into a subscription agreement with Chung Lien, under which we issued a five-year convertible debenture in the principal amount of $1,000,000 in consideration of $1,000,000. The Chung Lien convertible debenture bears interest at an annual rate of 11% and principal and interest payments payable in monthly installments beginning on April 19, 2007. The convertible note is convertible into shares of our common stock at the greater of (a) $0.75 per share or (b) 70% of the five-day average market trading price of our common stock immediately preceding the date of conversion. We also agreed to file a registration statement with the SEC to register the resale of the common stock issuable upon conversion of the debenture no later than September 30, 2007. We may prepay, in cash or common stock, all or portion of the convertible debenture at any time prior to the maturity date without penalty. Tom Liu, our Chief Executive Officer, and David Liu, two of our principal shareholders, each pledged 600,000 shares of common stock, a total of 1,200,000 shares of common stock, to secure the repayment of the debenture. After paying Chung Lien a compensation fee of 8% ($80,000) and other bank charges and transactional expenses, we received net proceeds from the placement of the convertible debenture of $919,150. We also issued Chung Lien warrants exercisable for a term of five years to purchase up to 1,500,000 shares of our common stock at $0.45 per share under the terms of the Chung Lien Agency Agreement.

We cannot assure you that we will raise any additional funds under the Chung Lien Agency Agreement. If we are unable to raise sufficient funds through Chung Lien or with any other potential investors or mortgage lender in debt or equity transactions to complete the renovations, we intend to fund completion of the renovations through cash flow from operations and reopen the casino in stages. We currently have no firm commitments with respect to additional financing. Without additional funding, there is substantial doubt that we will be able to continue as a going concern.

Address and Phone Number

We maintain our registered agent’s office at 6100 Neil Road, Suite 500, Reno, Nevada 89511, and an office at the Miramar Hotel and Casino at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima. Our executive offices are located at 355 Lemon Ave., Suite C, Walnut, CA 91789, and our phone number is (909) 869-7933.

History

We were incorporated on May 8, 2003 under the laws of the State of Nevada.

Our Abandoned Mineral Exploration Business

We were previously engaged in the business of acquiring mineral exploration properties. We purchased all right, title and interest in one unpatented claim in the New Westminster Mining Division of the Province of British Columbia, known as the PEG Claim under an agreement dated November 3, 2003. We were unable to secure funding to conduct additional exploration work on the PEG Claim and we suspended work on the PEG Claim. Our management began exploring other business opportunities at the beginning of 2005. After we acquired our interest in the Miramar Hotel and Casino, we abandoned the PEG Claim by giving notice to the property owner to terminate the agreement in August 2005. We are no longer engaged in the mineral exploration business. We no longer own any mineral exploration properties.

Explanatory Note on Financial Statements

The condensed consolidated financial statements included in this quarterly report on Form 10-QSB have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2007, and our results of operations and cash flows for the quarter ended March 31, 2007. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Audit for the year ended December 31, 2006.

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

Due to the Kubuk Share Exchange Agreement and the significance of the Company’s operations, the “development stage” status of Chilco is no longer in effect. The development stage disclosures are no longer required in the Company’s current status. Historical results of operations for Chilco River Holdings, Inc. may differ materially from future results.

Plan of Operation

We intend to continue the operations of the Miramar Hotel over the next twelve months and reopen the Miramar Casino in the last half of 2007. The Miramar Hotel and Casino is located at Jirón Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Miramar Hotel and Casino is expected to be a “destination” hotel and casino location for visitors traveling to the Republic of Peru and caters to visitors from the People’s Republic of China.

Miramar Hotel and Casino Business

The Miramar Hotel and Casino is located at Jirón Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. The Miramar Hotel and Casino is expected to be a “destination” hotel and casino location for visitors traveling to the Republic of Peru and caters to visitors from the People’s Republic of China. The casino and slot room were, prior to closing, popular with the local residents in Peru.

Assuming we are able to complete renovations, the Miramar Hotel and Casino is expected to be a full-service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel is expected to encompass several dining facilities and a full-featured Gambling Casino with traditional gaming tables and slot machines. Miramar is currently undergoing a major renovations, and when and if reopened, is expected to offer 300-350 slot machines, a poker room and 22 table games. Chilco plans to reopen Miramar in the second half of 2007, provided that sufficient capital is raised prior to June 30, 2007 to complete the renovations in progress.

Hotel: The Miramar Hotel and Casino is expected to be a 60-room full-service hospitality facility with standard and premium lodging accommodations (rooms and suites) and dining facilities. The amenities are planned to include guest suites and rooms with air conditioning, mini-bars, telephone, hair dryer, wake-up service/alarm-clock, radio, satellite TV and safe deposit boxes. The hotel can accommodate 200 guests. In addition, the hotel once reopened is expected to offer a gaming room, meeting/banquet facilities, a barber/beauty shop and sauna. The room rates ranges from $70 for a standard room to $95 for an executive suite.

The Miraflores District is one of the most important financial and commercial centers of Lima and approximately 20 minutes from the historical center of Lima. The Miramar Hotel and Casino is supported by urban infrastructure, such as asphalt roads, concrete sidewalks, city water and sewage, public electricity and garbage collection and phone lines. The Miramar Hotel and Casino is located on commercial property and is located on a major thoroughfare. Our casino and restaurants are expected to attract local residents in Lima, Peru, and we believe a significant amount of our historical gaming revenue was derived from local residents. We have a historic occupancy rate of our hotel averaging approximately 70% during 2004 through 2006. Our occupancy rate is not generally subject to seasonal fluctuation. The following table sets forth the occupancy rate for our hotel during 2006 and the first three months of 2007:

Hotel Average Occupancy Rate
Month	2006	2007

January	64.88%	53.10%
February	68.31%	45.79%
March	70.85%	63.62%
April	65.10%

May	71.51%
June	68.85%
July	74.26%
August	69.21%
September	65.33%
October	68.54%
November	72.44%
December	67.44%

Restaurants: Prior to closing for renovations, the Miramar Hotel & Casino featured two full service restaurants serving Chinese and international cuisine. The restaurants each seated 200 guests. The Miramar Hotel & Casino holds a retail liquor license. The restaurants were closed to the public for renovations in November 2005, but continue to serve meals to hotel guests.

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

The gaming casino operates under a gaming license issued to Kubuk Gaming SAC by the Republic of Peru. The gaming casino is currently closed for remodeling and is scheduled to reopen to the public in the second half of 2007, assuming adequate financing is available by June 2007. We are in the process of raising additional capital, but have no current commitment for such financing. Any delay in raising additional financing will delay our scheduled opening date.

Slot Room: The slot room is planned to be located on the first floor of the Hotel next to the lobby. Before closing for renovations, the slot room featured 220 slot machines and could accommodate approximately 300 guests. The slot room was closed for renovations in November 2005. As of March 31, 2007, we leased out over 130 slot machines that are retired from the slot room to other local slot parlor operators under various lease terms and profit-sharing agreements. These operating leases vary in terms and average $10 per machine per day in net rental income. We believe the slot machine rental income should continue at least through the end of year 2007.

Under our current renovation plan, the new gaming casino will have a slightly larger space and will feature more than 300 new slot machines, some of which are manufactured by us under the Kubuk brand name.

Real Property: We own all of the real property and assets used in the operation of the Miramar Hotel and Casino. The property consists of one seven-story building and one fourteen-story building that are physically connected and have been configured for use as a hotel, casino and office space. Kubuk uses the office space in connection with its business and does not rent office space to third parties. The property also includes a parking garage. Kubuk owns all of the fixtures, improvements, systems, furniture, gaming machines and gaming tables and the other contents currently used in the business of the Miramar Hotel and Casino.

The renovation of our casino, slot room and restaurants are expected to be completed in second half of 2007, assuming financing is available by June 30, 2007. We expect to raise approximately $4.2 million to complete the renovations, but have no firm commitments for such financing. Any delay in raising additional financing will delay our scheduled opening date.

Historically, our operating revenue was derived from the following aspects of our business, expressed as percentages relative to total revenue:

	Quarter ended March 31 ,2007	Year 2006	Year 2005
Casino-Leasing	37%	25%	58%
Rooms	58%	69%	25%
Food & Beverage	5%	6%	11%
Other	0%	0%	6%
Total	100%	100%	100%

Satisfaction of cash obligations for the next twelve months

We believe that the cash flow from our hotel and the rental of old slot machines will not be sufficient to meet our minimum operating cash requirements to permit us to continue as a going concern for the next twelve months. We will require additional financing. We intend to use a combination of available cash and additional financing to meet obligations over the next twelve months, including the cost of renovation of the casino and restaurant at an estimated amount of $4,200,000. We intend to secure additional financing in the amount of approximately $7,387,000 in one or more transactions as soon as practicable. As of April 14, 2007, we had approximately $860,000 in quick assets and various financial obligations in the amount of $8,247,000 within the next 12 months. These financial obligations included:   (1)  casino and hotel renovation in total budgeted amount of $2,700,000; (2)  voluntary and statutory cash reserves for the casino in the amount of $1,500,000, (3)  two $500,000 installment payments payable to KC by June 30, 2007 and January 31, 2008, respectively; (4)  $2,200,000 for the production of approximately 400 new Kubuk Slot Machines; (5)  related party loans and accrued interest in the amount of $687,000; (6) accrued interest payable to Chung Lien (see below) for $110,000; and (7) $50,000 project net cash outflow in operations.

In December 2006, we borrowed (1) $250,000 from IFG Investments Services Inc., a Nevis corporation located in Nevis Federation of St. Kitts & Nevis West Indies and controlled by an existing minority shareholder and (2) $300,000 from Lee Kuen Cheung, one of our 5% shareholders, to fund the second installment payment to KC which we made in January 2007. The IFG loan bears an annual interest of 8% and is due on June 11, 2007. The loan from Lee Kuen Cheung is interest free and is due on June 27, 2007. Both loans are evidenced by written promissory notes.

On January 18, 2007, our board of directors resolved to amend the purchase warrant certificate for each Class A Warrant to purchase shares of common stock in until 5:00 p.m. (California time) on January 20, 2007 to lower the exercise price per share to $0.40 and to extend the exercise period to 5:00 p.m. (California time) on February 20, 2007. Before the amendment, the exercise price of the Warrants was $1.00 (split-adjusted) per share. We received $199,040 from the exercise of 497,600 Class A Warrants during the extended re-priced period. The balance of the Class A Warrants expired unexercised.

On April 19, 2007, we entered into the Subscription Agreement with Chung Lien and received $1,000,000 by issuing a five-year convertible debenture in the principal amount of $1,000,000 bearing an 11% annual interest rate, and convertible into shares of our common stock at the greater of (a) $0.75 per share or (b) 70% of the five-day average market trading price of our common stock immediately preceding the date of conversion. The principal and interest payments are due on a monthly basis beginning on April 19, 2007. We may prepay, in cash or common stock, all or portion of the debenture at any time prior to the maturity date without penalty. Tom Liu (our Chief Executive Officer) and David Liu (Tom Liu’s father), two principal shareholders of Chilco, each pledged 600,000 shares of common stock, a total of 1,200,000 shares of common stock, to secure the repayment of the debenture. After paying Chung Lien a compensation fee of 8% ($80,000) and other bank charges and transactional expenses, we received net proceeds from the placement of the convertible debenture of approximately $919,150. We incurred legal and other expenses of approximately $35,000 in connection with the placement. We also issued Chung Lien warrants exercisable for a term of five years to purchase up to 1,500,000 shares of our common stock at $0.45 per share under the terms of the Chung Lien Agency Agreement.

We believe that we would have the necessary funding for the completion of the casino/hotel renovation if we are able to raise the remaining $9 million under the Chung Lien Agency Agreement. If the full amount is raised, we believe that the financing will also allow us to pursue development of our slot machine leasing business and our gaming software development projects. However, there is no firm commitment under the Chung Lien Agency Agreement and there can be no assurance that Chung Lien will successfully assist us in raising any additional funds. If we are unable to raise sufficient funds through Chung Lien or with any other potential investors or mortgage lender in debt or equity transactions to complete the renovations, we plan to fund completion of the renovations through cash flow from operations and reopen the casino in stages. However, we currently have no firm commitments with respect to additional financing and we may not have sufficient cash flow from operations to satisfy all of our capital requirements. Consequently, we may be unable to continue as a going concern.

Since the inception of our software development center in Shenzhen, China, most of the operating expenses in China have been advanced by Wai Yung Lau, one of our directors. These advances are payable by demand and do not bear stated interest. The unpaid balance of such advancements was $127,717 as of March 31, 2007.

Summary of any product research and development that we will perform for the term of the plan

In April 2006 we started a software development project in Shenzhen, China by contracting with several programmers to develop an internet based computer gaming application for potential future licensing to third parties. We anticipate that we will spend approximately $150,000 on software development during the next 12 months, assuming adequate financing is available. Since the inception of our software development center in Shenzhen, China, most of our operating expenses in China have been advanced by Wai Yung Lau, one of our directors. The success of this software development project depends heavily on our ability to raise sufficient capital or borrowing from debt to fund the project through its feasibility test stage. If, for any reason, we have difficulties raising financial resources to complete the casino and hotel renovation, we will have to delay or suspend the software development project.

Expected purchase or sale of plant and significant equipment

Prior to the completion of renovations and the reopening of the gaming room, we will have to acquire additional gaming equipment and hotel furniture. Estimated costs of the acquisition of equipment, furniture and improvements are as follows:

Slot Machines	$ 600,000
Other casino equipment	$1,080,000
Building improvements and furniture	$ 800,000
Restaurant and lounge	$ 220,000
Voluntary & statutory cash reserve	$1,500,000
Total	$4,200,000

The total slot machine estimated cost includes the purchase of 210 Kubuk machines and 31 used machines. The cost for 100 units of other brands of machines was not factored in because all units are expected to be financed without upfront costs.

We acquired exclusive rights to manufacture and sell cost-competitive slot machines. We intend to manufacture and distribute the slot machines in central and South American markets, assuming adequate capital is available. We do not plan to establish our own manufacturing facility to produce Kubuk gaming machines. Instead, we plan to contract our manufacturing with a third-party manufacturer. We anticipate we will require at least $2.2 million additional financing for our slot machines business in the next 12 months. Due to lack of funding for the production cost, we were only able to produce and lease 22 new slot machines during year 2006 with the acquired license rights. We acquired our rights to the slot machines under a Licensing Agreement dated July 7, 2006 with KC. We acquired from KC a worldwide exclusive and perpetual license to use KC’s technology to manufacture, market and distribute KC designed slot machines and other gaming products, including an electronic data transfer device trademarked Smartbook. The technology includes all technology, tools, design, components, hardware, software, and specification necessary for the design and manufacturing of slot machines and Smartbook and all associated patents, trademarks, copyrights, trade secrets, know-how. We agreed to pay KC a cash license fee of $2,500,000, of which, $500,000 was paid in July 2006, and the balance will be paid in four equal installments of $500,000 each at the end of January and June, respectively, during the next two years. We made the $500,000 license fee payment in January 2007 by borrowing funds from a director and one of our shareholders. We also agreed to pay KC a licensee fee in common stock of 6,000,000 shares of restricted common stock, par value $0.001, of which 3,000,000 share were issued in July 2006, 1,500,000 to be issued on the first anniversary of the date of the effective date, and 1,500,000 to be issued on the second anniversary of the effective date. We granted KC registration rights and undertook to use commercially reasonable efforts to file a registration statement with the SEC within 90 days of the effective date of the agreement to register for resale the first 3,000,000 shares common stock issued to KC under the KC License Agreement. We intend to file the registration statement during the second quarter of 2007. The cash payments and the fair market value of the shares issued under the Licensing Agreement are capitalized on our balance sheet as intangible assets and are determined to have infinite useful lives. These capitalized intangible licensing rights are not amortized and are tested at least annually to determine whether impairment of value has occurred by the end of each fiscal year. If it is determined that the carrying value of these intangibles has been impaired, a loss will be recognized to the extent of the excess of such carrying value over the fair value of these intangibles. No impairment loss is recorded as of March 31, 2007.

Significant changes in number of employees

We currently have 38 employees. We intend to maintain these employees, assuming adequate financing is available prior to June 30, 2007.

Results of Operations for the Three Months Ended March 31, 2007 and 2006.

We had revenues of $381,457 during the three months ended March 31, 2007, compared to revenues of $351,959 during the same period in 2006. Overall revenues were up 8% for the three-month comparative period. Revenue from leasing of the slot machines increased $83,711, or 152% in the first quarter of 2007 versus 2006. We did not lease out all of the retired slot until the second quarter of 2006, which caused the leasing revenue for the first quarter of 2006 to appear significantly lower than the first quarter of 2007.

Operating expenses during the three months ended March 31, 2007 were $716,187, compared to $693,189 for the same period in 2006. In addition to depreciation expense in the amount of $168,194, which does not require payment of cash, we have the following non-cash expenses during the quarter ended March 31, 2007:

(i)	Amortization of prepaid stock compensation for consulting services provided by Clear Channel Inc. totaling $115,000 for the quarter
(ii)	Amortization of maintenance service contract under the KC Licensing Agreement totaling $112,118.

Consequently, loss from operation for the three-month period ended March 31, 2007 was $(334,730), compared to loss from operation in the amount of $(341,230) for the same period in 2006. Income (loss) from operation as a percentage of revenue for the three-month periods ended March 31, 2007 and 2006 was (88) % and (97) %, respectively. The losses from operation during the first quarter of 2007 and 2006 were a direct result of the closure of our casino floor and slot room in 2005 for renovation and the increased public company compliance costs following the reverse merger transaction in July 2005.

Net loss, after other income and expenses and provision for income taxes, was $(485,037) (a net loss of $0.01 per share) for the three-month period ended March 31, 2007, compared to net loss of $(348,034) ($0.01 per share) for the three-month period ended March 31, 2006. The increase in other income and expenses in the first quarter of 2007 versus 2006 was largely attributable to the imputed interest expense in the amount of $142,792 on our obligations to pay cash and issue shares to KC Technology for the acquisition of its licensing rights. We incurred Peruvian income taxes of $9,617 and $12,662 for the three-month periods ended March 31, 2007 and 2006, respectively. We had an unrealized loss on foreign currency translation of $(632,939) during the three-month period ended March 31, 2007, compared to a $ (7,219) loss during the same period in 2006.

Our revenues during the periods after the closure of our slot room and restaurant in November 2005 were principally derived from hotel revenue and revenue from rental of old slot machines. We do not anticipate that revenues will return to historical levels until the renovations of its casino floor are completed. We have several fixed costs related to its operations, which resulted in higher operating expenses and lower operating revenue as a percentage of sales. We anticipate that our expenses as a percentage of sales will remain at approximately the same level until our casino is fully operational. We are currently seeking to raise at least $7.4 million, $4.2 million of which is expected to allocated to renovate and modernize the current facilities of the Miramar Hotel & Casino. We have no firm commitments to raise such capital to complete such renovations and we cannot assure you that such funds will be available on acceptable terms, if at all. Any delay in raising financing will delay our planned reopening of our hotel and casino in the second half of 2007.

In addition, we entered into the KC Licensing Agreement with KC, under which the registrant acquired from KC a worldwide exclusive and perpetual license to use KC’s technology to manufacture, market and distribute KC designed slot machines and other gaming products, including an electronic data transfer device trademarked Smartbook. See, “Summary of any product research and development that we will perform for the term of the plan - Expected purchase or sale of plant and significant equipment,” above. Under the terms of the KC Licensing Agreement, we are required to pay KC an installment license payment of $500,000 on June 30, 2007 and to issue KC 1,500,000 shares of our common stock on July 7, 2007. If we fail to make such payment and issuance, KC may terminate the license and we will lose our investment. In addition, we undertook to file a registration statement with the SEC to use commercially reasonable efforts to register the resale of the 6,000,000 shares issued or issuable to KC under the KC License Agreement. We plan to file a registration statement with the SEC during the second quarter of 2007 and our failure to do so may be deemed a breach of the agreement giving rise to KC’s ability to terminate the license. A termination of the license will have a material adverse effect on our business and results of operations.

We anticipate that we will need to raise at least $2.2 million in additional capital to fund our plan of operation related to our slot machine business. We cannot assure you that we will successfully raise such financing on acceptable terms, if at all, or that we will be successful in marketing and selling our slot machines.

Liquidity and Capital Resources

We are in the process of completing a comprehensive renovation of the Miramar Hotel & Casino and will require additional capital to complete the remodeling of the casino and resume operations of the casino floor. We are currently seeking to raise at least $4.2 million in capital to complete the renovation and meet the voluntary and statutory cash reserve requirement for the casino operation, and anticipate that we will require an additional $2.2 million for working capital and to fund our slot machine business during the next 12 months.

We intend to market, sell, lease or profit-share slot machines this year. Because of lack of funding, we were only able to produce and lease 22 new slot machines in 2006. We made the second $500,000 installment payment to KC on January 31, 2007, and we have commitments to make payments of $500,000 each in June 2007, January 2008 and June 2008 under the terms of the KC License Agreement. We are also required to issue K. C. 1,500,000 shares of our common stock in each of June 2007 and June 2008. If we fail to make such payments or issue such shares in a timely manner, we will default under the terms of the KC License Agreement and could lose the license. We cannot assure you that we will successfully raise such financing on acceptable terms, if at all, or that we will be successful in marketing and selling our slot machines. We have no firm commitments for such financing.

Cash flows from operations during the three months ended March 31, 2007 (a net cash outflow in the amount of $(262,503)) were lower than cash flows from operations during the same period in 2006 (a net cash outflow in the amount of $(162,712)) by $99,791. Among the major changes in operating cash flows in 2007 is a $250,000 currency deposit required under the Chung Lien Agency Agreement. Net cash outflows from operating activities would become $12,503, if the currency deposit was excluded.

As of March 31, 2007, we had current assets of $1,721,094 including cash and cash equivalents of $597,223, and current liabilities of $3,530,894. We had a working capital deficit of $(1,809,800). As of March 31, 2007, we have commitments and contractual obligations during the next 12 months of approximately $1,800,000, which is attributable to the KC License Agreement and related party loans and accrued interest. In April 2007, we borrowed $1,000,000 from Chung Lien with a 5-year convertible debenture bearing interest at 11% per annum. Our long-term debt obligations in the amount of $2,007,825 is derived from present value of the cash installment and shares issuance obligations with respect to the KC License Agreement. As of March 31, 2007, out of the total installment payable (current and long-term) related to the KC License Agreement, $3,356,816 is attributable to our obligation to issue shares of common stock to KC in the next 14 months and will not require any cash outlay when we satisfy this obligation. As of March 31, 2007, the present value of our future monetary obligations for the installment payments under the KC license right is $1,367,677.

In December 2006, we borrowed (1)  $250,000 from IFG Investments Services Inc., a Nevis corporation located in Nevis Federation of St. Kitts & Nevis West Indies and controlled by an existing minority shareholder before we made the Currency Deposit payment pursuant to the term sheet of Chung Lien, and (2)  $300,000 from Lee Kuen Cheung, one of our 5% shareholders, to fund the second installment payment to KC. The IFG loan bears an annual interest of 8% and is due on June 11, 2007. The loan from Lee Kuen Cheung is interest free and will be due on June 27, 2007. Both loans are evidenced by written promissory notes.

Since the inception of our software development center in Shenzhen, China, most of the operating expenses in China have been advanced by Wai Yung Lau, one of our directors. These advances are payable by demand and do not bear stated interest. The unpaid balance of such advancements was $127,717 as of March 31, 2007.

We anticipate that it will require at least $4.2 million to complete the renovation and open our casino. We do not have sufficient cash flow and working capital to complete our renovations. We plan to complete our renovation in stages and will not start renovating the restaurant and creating the new lounge area until the renovation of slot room is completed or until sufficient funding for all renovation projects is secured.

Historically, in 2004, casino and slot machine revenue accounted for 82% (approximately $8.75 million) of out total revenue. Slot machine revenue accounted for 45% ($3.96 million) of total casino and slot machine revenue. We project that our future annual revenue will exceed 2004 historical revenue of $10.7 million if we are able to complete our renovations. If we are able to complete renovations of our casino floor, based on historical operations, we estimate that annual casino revenues should increase to approximately $6.4 million. If we complete renovations of our slot room, we estimate that annual slot machine revenue could increase to approximately $6.5 million. Restaurant revenue has historically, based on 2004 revenue, accounted for approximately 4.67% ($500,000) of our total revenue.

We currently have no alternative sources of funding, and we currently rely on cash flow from our hotel and the rental of old slot machines to meet our working capital requirements. During the quarter ended March 31, 2007, we used cash of $262,503 for operating activities. We anticipate we will continue to use cash in operating activities until our casino is reopened. Our current plan is to reopen our entire gaming and restaurant operations once we have completed all of the renovations. However, if funds are not available to complete all of the renovations, we may reopen portions of our gaming operation in stages as renovations are completed beginning with our casino floor and then our slot room.

As a result of the December 31, 2006 audit, our auditors have expressed substantial doubt regarding our ability to continue as a going concern. Our financial statements have been prepared based on the assumption that we will be able to continue as a going concern. If we fail to raise additional capital in the next six months, we may be unable to continue as a going concern.

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

During the most recent fiscal quarter ended March 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
None.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The information set forth under Item 1 of Part I of this report is incorporated by reference in response to this Item 2.

In January 2007, the Company received $199,040 for issuance of 497,600 shares of common stock pursuant to an exercise of Class A Warrants to non-U.S. persons in an offshore transaction, pursuant to an exemption from registration available under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended (the “Securities Act”). The entire proceeds will be used toward the renovation of the Miramar Hotel and Casino and as general working capital.

The issuance of common stock to KC and offering of convertible debenture and issuance of warrants to Chung Lien were conducted by the Company in an offshore transaction to a non-U.S. person pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act. The securities are “restricted securities” as defined under rule 144 of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.
Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Number	Description

3.1 (1)	Articles of Incorporation

3.2 (1)	Bylaws

4.1 (2)	Convertible Debenture dated April 19, 2007 issued to Chung Lien Investment Management Limited

4.2 (2)	Warrants dated April 19,2007 issued to Chung Lien Investment Management Limited

10.1 (1)	Share Exchange Agreement (previously filed as Exhibit 99.1)

10.2 (1)	Escrow Agreement dated August 3, 2005 (previously filed as Exhibit 99.1)

10.3 (1)	Contribution Agreement dated July 26, 2005 (previously filed as Exhibit 99.1)

10.4 (1)	Stock Purchase Agreement dated July 26, 2005 (previously filed as Exhibit 99.1)

10.5 (3)	Marketing Services Agreement with Parker Communication Corporation

10.6 (4)	Consulting Agreement with Clear Channel Inc., as amended

10.7 (3)	Form of Unit Purchase Agreement

10.8 (3)	Form of Warrant Certificate

10.9 (4)	Loan Agreement dated December 31, 2005 with David Liu

10.10 (4)	Loan Agreement dated December 31, 2005 with Lottery Online U.S.A.

10.11 (5)	License Agreement dated July 7, 2006 with K.C. Technology

10.12 (6)	Promissory Note dated December 14, 2006 issued to IFG Investments Services Inc.

10.13 (6)	Promissory Note dated December 27, 2006 issued to Lee Kuen Cheung

10.14 (2)	Placement Agent Agreement dated April 19, 2007 with Chung Lien Investment Management Limited

10.15 (2)	Subscription Agreement dated April 19, 2007 by Chung Lien Investment Management Limited

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1 (2)	Press Release dated April 20, 2007 with respect to Chung Lien transaction

99.2 (7)	Press Release dated May 3, 2007 with respect to Chung Lien transaction

----------------------------

(1)	Previously filed on Form SB-2 dated March 8, 2004

(2)	Previously filed on Form 8-K dated April 25, 2007

(3)	Previously filed on Form SB-2 dated February 17, 2006

(4)	Previously filed on Form 10-KSB dated March 31, 2006

(5)	Previously filed on Form 8-K dated July 10, 2006

(6)	Previously filed on Form 10-KSB dated April 2, 2007

(7)	Previously filed on Form 8-K dated May 3, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Chilco River Holdings Inc.

By:  /s/ Tom Yu Liu

__________________________________________
Tom Yu Liu
Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2007

By:  /s/ Winston Yen

__________________________________________
Winston Yen
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 15, 2007