Form 10QSB
period 2007-06-30
CHILCO RIVER HOLDINGS INC
filed 2007-08-14
CIK 1278595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 000-50911

CHILCO RIVER HOLDINGS INC.
(Exact name of small business issuer as specified in it charter)

Nevada	98-0419129
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

355 Lemon Avenue, Suite C
Walnut, CA 91789
(Address of principal executive offices)

(909) 869-7933
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,845,600 issued and outstanding as of August 10, 2007.

Transitional Small Business Disclosure Form (Check one):  Yes ☐ No ☒

CHILCO RIVER HOLDINGS INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR PERIOD ENDED JUNE 30, 2007

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHILCO RIVER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US$)

June 30, 2007
ASSETS
Current Assets
Cash	$501,602
Accounts receivable, net of allowance for doubtful accounts
of $ nil as of June 30, 2007	248,021
Deposit receivable	250,000
Supplies inventory	128,470
Prepaid expense & other current assets	498,975
Prepaid income taxes	71,826
VAT tax recoverable	53,515
Total Current Assets	1,752,409

Property, furniture & equipment,
net of accumulated depreciation of $7,888,853
as of June 30, 2007	15,747,179

Intangible Asset	8,072,526
Unamortized debt issuance cost	76,000
Security deposit & other assets	58,914

Total Other Assets	8,207,440

TOTAL ASSETS	$25,707,028

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,940
Accrued expenses and other payables	20,419
Installment payable - current portion	2,742,483
Loan from affiliates	400,439
Customer deposit	100,000
Accrued interest expense	34,503
Deferred tax liabilities	16,962
Total Current Liabilities	3,322,746

Long Term Liabilities
11% Convertible debenture payable	1,000,000
Installment payable - long term	1,625,468
Total Long Term Liabilities	2,625,468

TOTAL LIABILITIES	5,948,214

Stockholders' Equity
Common stock: no par value, unlimited authorized
shares, 48,345,600 shares issued and outstanding	48,346
Additional paid-in capital	25,569,583
Prepaid stock compensation	(690,000)
Prepaid warrants compensation	(609,615)
Accumulated deficits	(4,755,425)
Accumulated Foreign Currency Adjustment	195,925
Total Stockholders' Equity	19,758,814

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,707,028

(Unaudited – See Accompanying Notes)

CHILCO RIVER HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in US$)

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Slot machine leasing	$142,866	$117,108	$281,845	$172,376
Rooms	261,084	272,858	482,872	543,883
Food and beverage	21,368	25,302	42,058	50,968
	425,318	415,268	806,775	767,227
Less: Promotional Allowances	-	-	-	-

Total Revenues	425,318	415,268	806,775	767,227
Operating Expenses
Operating departments	141,273	148,548	260,080	253,246
General and administrative	449,154	659,778	878,340	1,063,211
Depreciation & Amortization	128,118	185,628	296,312	370,686

Total Operating Expenses	718,545	993,954	1,434,732	1,687,143

Income (Loss) from Operations	(293,227)	(578,686)	(627,957)	(919,916)

Other Income and Expenses
Interest income	582	7,529	1,773	13,289
Other income/gains	756	64	1,667	162
Interest expense	(177,961)	-	(320,753)	-
	(176,623)	7,593	(317,313)	13,451

Income (Loss) before income tax	(469,850)	(571,093)	(945,270)	(906,465)
Benefit (Provision) for income tax	(21,337)	(17,008)	(30,954)	(29,670)
Net Income (Loss)	(491,187)	(588,101)	(976,224)	(936,135)

Other Comprehensive Income
Unrealized gain (loss) on
Foreign Currency Translation, net of tax	787,615	(362)	154,676	(7,581)

Total Comprehensive Income	$296,428	$(588,463)	$(821,548)	$(943,716)

Basic Earnings Per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted Earnings Per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted Average Shares Outstanding	48,345,600	43,681,334	48,164,155	44,683,807
Diluted Average Shares Outstanding	48,345,600	43,681,334	48,164,155	44,683,807

(Unaudited – See Accompanying Notes)

CHILCO RIVER HOLDINGS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
June 30, 2007
(Expressed in US$)

							Accumulated
			Additional	Retained	Prepaid	Prepaid	Foreign	Total
	Common	Common	Paid in	Earnings/	Stock	Warrants	Currency	Stockholders'
	Shares	Stock	Capital	(Deficit)	Compensation	Compensation	Adjustment	Equity
Balance as of 12/31/2006	47,848,000	$47,849	$24,729,340	$(3,779,200)	$(920,000)	$-	$41,248	$20,119,237

Shares issued for exercise of Class A warrants	497,600	497	198,543					199,040

1.5 million warrants for bond issuance cost			641,700			(641,700)		-

Amortization of stock-based compensation					230,000			230,000

Amortization of placement fee in warrants						32,085		32,085

Net loss for the six months ended June 30, 2007				(976,224)			154,676	(821,548)

Balance as of 06/30/2007	48,345,600	$48,346	$25,569,583	$(4,755,424)	$(690,000)	$(609,615)	$195,924	$19,758,814

(Unaudited – See Accompanying Notes)

CHILCO RIVER HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US$)

	For the Six Months
	Ended June 30
	2007	2006
Cash Flows from Operating Activities
Net Income (Loss)	$(976,224)	$(936,135)
Adjustments to reconcile net income to cash flows
from operating activities
Depreciation & amortization	296,312	370,680
Prepaid expense via stock issuance	230,000	230,000
Prepaid placement fee via warrant issuance	32,085	-
Imputed interest on installment obligations	286,250	-
Amortization of service contract	224,236	-
(Increase)/Decrease in account balances of:
Accounts receivable	(112,670)	(61,085)
Deposit receivable	(250,000)	-
Supplies inventory	(31,811)	(9,510)
Prepaid expense & other current assets	(53,290)	(92,151)
VAT Recoverable	37,242	48,648
Unamortized bond issue cost	(76,000)	-
Prepaid contract and security deposit	3,665	-
Increase/(Decrease) in account balances of:
Accounts payable	(30,396)	(31,331)
Accrued interest expense	26,947	-
Accrued expenses and other payables	17,172	247,489
Foreign Taxes Payable	-	(61,995)
Cash Flows from Operating Activities	(376,482)	(295,390)

Cash Flows From Investing Activities
Purchase of property and equipment	(27,858)	-
Cash paid for construction in progress	(240,145)	(904,637)

Cash From Investing Activities	(268,003)	(904,637)

Cash Flows from Financing Activities
Cash lent to affiliate company	-	(60,000)
Payment toward installment obligation	(1,000,000)
Net cash repayment for affiliate loans	(135,635)	(190,887)
Cash proceeds from the 11% convertible debenture	1,000,000	-
Cash proceeds from subscribed capital	-	817,150
Cash proceeds from warrants exercise	199,040	-

Cash From Financing Activities	63,405	566,263

Effect of exchange rate changes on cash
balances held in foreign currencies	9,671	(7,582)

Net Change in cash and cash equivalents	(571,409)	(641,346)
Cash and cash equivalents at the beginning of period	1,073,011	1,435,683

Cash and cash equivalents at the end of period	$501,602	$794,337

Supplemental Disclosure Information
Cash paid during the period for interest	$94,023	$-
Cash paid during the period for income taxes	$38,777	$133,946

Significant Non-cash Transactions
Issuance of 1,500,000 warrants to Chung Lien
as placement agent fee	$641,700	$-

(Unaudited – See Accompanying Notes)

Chilco River Holdings, Inc.
Notes To Consolidated Financial Statements
June 30, 2007
Unaudited

Preliminary Note

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the six-month period ended June 30, 2007, are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2006.

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

Bruce Grupo Diversion SAC (BGD) was formed on March 1, 1996 and registered at the Registry for Legal Persons of Lima, Peru on April 28, 1996. BGD owned a fourteen-story building and a four-story adjacent structure that are operated as a casino and a hotel (the Miramar Hotel and Casino (“Miramar”), formerly known as “Bruce Hotel and Casino”). Miramar is licensed to operate slot machines, a night club, discothèques, and a restaurant. As of February 2005, the casino consisted of traditional gaming tables (blackjack, roulette, craps and poker) in the second floor (the gaming floor) of the main building and of about 220 slot machines in the ground floor (the slot room).

Kubuk International, Inc. (KII) is a California corporation and was incorporated on January 7, 2002. The majority shareholders of KII also control 99% of total voting stock of BGD.

Kubuk Investment S.A.C. (KISAC) was formed in year 2001 by the majority shareholders of KII in Peru. KII’s majority shareholders also formed Kubuk Gaming S.A.C. (KGSAC) in year 2005 in Peru.

Starting on August 4, 2001, BGD and KISAC entered into a series of sale and purchase agreements (collectively the “Sale and Purchase Agreements”) of the hotel assets and certain casino properties owned and operated by BGD for purpose of transferring these properties to KISAC. Total consideration for the Sale and Purchase Agreements was in the amount of 62,970,744 Peruvian Nuevo Soles (“S/.”) (US$19,357,745 using spot rate of S/.3.253:US$1 on May 21, 2005). On May 21, 2005, all assets subject to the scope of the Sale and Purchase Agreements were transferred to and received by KISAC, which then commenced to carry on the hotel lodging businesses of Miramar. The only assets that were transferred to KISAC are the assets as listed under “Property, Furniture, and Equipment” on the balance sheet. All other assets and liabilities were retained by BGD, which was subsequently dissolved in 2006. The accounting treatment used by KISAC to record the transfer of the assets followed the guidance for transactions between entities under common control as described in SFAS 141, Business Combinations. This standard requires that the receiving entity use the carrying amount of the assets of the transferring entity. Therefore, no fair market value adjustments were made to the transferred assets. Furthermore, in accordance with Article 11-01(d) of Regulation S-X, this transaction was treated as a business acquisition since the revenue-producing activity remained generally the same as before the transaction. Specifically, KISAC retained the following: physical facilities, employee base, customer base, operating rights, operation techniques, and trade name.

The gaming floor of Miramar has been temporarily closed for renovation since March 2005. During the renovation, BGD continued to operate slot machines in the casino until July 1, 2005, when MINCETUR, the gaming authority of Peru, issued gaming licenses to KGSAC. KGSAC then took over the slot machine operations and conducts all other gaming activities of Miramar until the renovation project is completed. In anticipation of the start of the planned renovation, the Company suspended the slot room operation and closed the restaurant to the general public in November 2005. As of June 30, 2007, the Company’s operations are limited to (i) hotel lodging and leasing of the slot machines retired from the former Bruce Casino by KISAC, and (ii) leasing of the new “Kubuk” brand slot machines by KGSAC. The Company plans to reopen Miramar in October 2007, provided that sufficient capital is raised to complete the renovations in progress.

On June 15, 2005, KII and the shareholders of KISAC and KGSAC entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), under which KII issued 50,920,000 shares of common stock to the shareholders of KISAC and KGSAC in exchange for their entire ownership holdings of KISAC and KGSAC. As of June 30, 2005, both KISAC and KGSAC were 100% owned by KII.

On July 15, 2005, CRH entered into a Share Exchange Agreement with KII and certain representatives of its shareholders. Under the terms of the Share Exchange Agreement, CRH agreed to acquire all of the issued and outstanding capital stock of KII from KII’s shareholders.  On August 3, 2005, CRH completed the acquisition of KII in accordance with the terms of the Share Exchange Agreement by issuing 38,500,000 (post-split) shares of its common stock to shareholders of KII as consideration (“Share Exchange”). KII had 51,000,400 shares of common stock issued and outstanding at the time of acquisition. KII shareholders received 0.3749970588 share of CRH’s common stock for each share of KII common stock tendered. In connection with the closing of the Share Exchange, the founding shareholder and two former officers and directors of CRH agreed to contribute an aggregate of 7,928,000 (post-split) shares of the CRH common stock to the Company as an additional capital contribution. These shares were cancelled effective as of August 3, 2005.

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

In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. There was no promotional allowance for the quarter ended June 30, 2007 as all casino and slot machine operations are temporarily suspended for renovation.

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

(g) Basic and Diluted Earnings (Loss) per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders, by the weighted average number of common shares outstanding, net of common stock held in the treasury for the year. Diluted earnings per share were computed using the “treasury stock method” under SFAS No. 128 “Earnings per Share.” As the Company has a loss for the quarter ended June 30, 2007 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation. As of June 30, 2007, there were 666,666 and 1,500,000 potentially dilutive shares resulting from the issuances of warrants to an investor and to Chung Lien, respectively.

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

(k)  Concentration of Credit Risk

The Company maintains substantially all of its day-to-day operating cash balances with Peruvian commercial banks and a California bank. Deposits with the California bank are insured by Federal Deposit Insurance Corporation (FDIC) up to $100,000 per depositor. As of June 30, 2007, the Company had no exposure of risk with respect to the FDIC insurance coverage.

In Peru, bank accounts and deposits with all financial institutions are insured by Fondo de Segiro de Deposito (FSD) up to S/. 75,742 (or US$23,908.46, based on the current exchange rate of S/.3.168: US$1 as of June 30, 2007). The Company has 4 Peruvian bank accounts and an exposure in the amount of $466,070.35 that exceeded the FSD insurance coverage as of June 30, 2007.

(l) Shares-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company has adopted the provisions under SFAS 123R as of January 1, 2006. There is no effect on the financial statements as a result of adopting SFAS 123R as of June 30, 2007, since there are no compensatory stock options outstanding.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. FIN 48 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of our adoption of FIN 48 in 2007 has not been significant.

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

The Company conducted its gaming business at Miramar Hotel & Casino in both US Dollars and the Peruvian Nuevo Soles. The hotel and other business activities are operated using both US Dollars and the Nuevo Soles. The functional currency of the Peruvian subsidiaries’ is the Nuevo Soles, whereas the functional currency of the US parent is the US dollar. Account balances on the balance sheet are translated into US Dollars equivalents using the spot rate of S/.3.168:US$1 on June 30, 2007, while the results of operations are translated into US Dollars equivalents using S/.3.1722:US$1, the weighted average exchange rates for the quarter ended June 30, 2007.

4.	Related Party Transactions

The Company incurred $28,692 of cash expenditures at its software development center in Shenzhen, China during the quarter ended June 30, 2007. All of these Shenzhen expenditures have been advanced by a director of the Company. No interest has been accrued for the amount advanced. The outstanding balance of the advance amounted to $156,409 as of June 30, 2007.

The Company borrowed $250,000 from a shareholder (Shareholder A) by executing a promissory note in favor of the lending shareholder on December 14, 2006. The note bears an annual interest rate of 8%. The entire principal and interest incurred thereon were due on June 11, 2007. On July 3, 2007, the Company and Shareholder A entered into an agreement to extend the maturity date of the note to September 30, 2007.  Shareholder A owns between 5% and 10% of the Company’s common stock as of June 30, 2007.

Tom Liu, the Company’s CEO, and David Liu, both owning 10% or more of the company’s shares, have pledged 600,000 shares each to secure repayment of some 11% convertible debentures issued in the private placement transaction with Chung Lien Investment Management Limited on April 19, 2007. See Notes 8 and 9 for additional details.

5.	Issuance of Common Stock and Warrants

On January 18, 2007, the board of directors resolved to amend the purchase warrant certificate for each Class A Warrant (issued in connection with the units sold in the December 17, 2005 private placement) to purchase shares of common stock until 5:00 p.m. (California time) on January 20, 2007 to lower the exercise price per share to $0.40 and to extend the exercise period to 5:00 p.m. (California time) on February 20, 2007. Before the amendment, the exercise price of the Warrants was $1.00 (split-adjusted). The Company received $199,040 as a result of the exercise of 497,600 units of Class A Warrants in addition to the unit exercised in August 2006 by the end of the extended re-price period. See Notes 8 and 9 for additional issuance.

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

The Company entered into a Consulting Agreement with Clear Channel Inc. (the “Clear Channel Agreement”) on December 29, 2005. Under the Clear Channel Agreement, the Company retained Clear Channel Inc. to provide the Company with strategic marketing and business planning consulting services and to assist the Company in developing corporate governance policies, recruiting qualified officers and director candidates and developing a corporate finance strategy during the period of three years from the date of the agreement. Pursuant to the terms of the Clear Channel Agreement, the Company paid Clear Channel Inc. a consulting fee of one million shares of common stock, which were issued on February 14, 2006. The fair value of the shares issued in connection with the Clear Channel Agreement, which is recognized as a separate component of stockholders’ equity as of December 31, 2005, is determined to be $1,380,000 and is amortized as consulting expense from January 1, 2006 through December 31, 2008 as services are provided. Fair value of the shares was based on the unit price as of December 2005,  less the fair value of the warrants. The total amortization during the quarter ended June 30, 2007 was $115,000, which was recognized in general and administrative expense.

8.	Licensing Rights

On July 7, 2006 (the “Effective Date”) the Company entered into a License Agreement (the “License Agreement”) with K.C. Technology, a Hong Kong corporation (“Licensor”), under which the Company acquired from Licensor a worldwide exclusive and perpetual license to use Licensor’s technology to manufacture, market and distribute Licensor designed slot machines and other gaming products, including an electronic data transfer device distributed under the trademark “Smartbook” (collectively, the “Technology”). The Technology includes all technology, tools, design, components, hardware, software, and specification necessary for the design and manufacturing of slot machines and Smartbook and all associated patents, trademarks, copyrights, trade secrets, and know-how.

The Company agreed to pay Licensor a cash license fee of $2,500,000, of which, $500,000 was paid by July 15, 2006, and the balance will be paid in four equal installments of $500,000 each at the end of January and June, respectively, during the following two years (the “installment payments”). The Company also agreed to pay Licensor a licensee fee in common stock of 6,000,000 shares of restricted post-split common stock, par value $0.001, of which 3,000,000 were issued within seven days of the Effective Date, 1,500,000 to be issued on the first anniversary of the date of the Effective Date, and 1,500,000 to be issued on the second anniversary of the Effective Date (the “installment shares”). The Company granted Licensor registration rights and undertook to use commercially reasonable effort to file a registration statement with the United States Securities Commission within 90 days of the Effective Date to register for resale the first 3,000,000 shares common stock issued to Licensor under the License Agreement.  The Company will also pay a royalty of $20.00 for each Smartbook sold by the Company under the License Agreement. The Company made the required installment payments of $500,000 in January and June 2007. As of July 7, 2007, the Company issued another batch of 1,500,000 shares of common stock to the Licensor pursuant to the License Agreement.

The Company recorded the value of licensing rights acquired as intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The majority portion of licensing rights acquired is not subject to amortization. However, 10% of the total value of the licensing rights is identified as service contract that is amortizable over the 2-year term of the License Agreement. Total valuation of the rights and service contract acquired from Licensor is determined to be $8,969,473, which includes (1) the $500,000 payment made on July 15, 2006; (2) the fair market value of the 3,000,000 shares issued to KC Technology on the Effective Date, using the closing price quoted at $1.225 per share; (3) discounted present value of the installment payments with imputed interest rate at 12% per annum; and (4) fair value of the installment shares, calculated based on the present value of estimated share prices at the future issuance dates. The estimated share prices at the issuance dates are assumed to be the same as $1.225 per share. The present value of the share prices are also discounted with an imputed interest rate of 12% per annum. Total discount, which will be amortized and recognized as interest expense over the term using the interest method, on the installment payments and installment shares as of June 30, 2007 was $307,049.

The amortization schedule for the service contract is as follows:

2007	$448,474
2008	112,118
Total	$560,592

Total amortization during the quarter ended June 30, 2007 was $112,118, which was recognized in general and administrative expense.

9.	Private Placement With Chung Lien Investment Management Ltd.

On April 19, 2007, the Company entered into a placement Agency Agreement with Chung Lien Investment Management Limited, a Hong Kong corporation, by which the Company engaged Chung Lien as advisor and placement agent to raise funds from investors of up to $10,000,000 by June 30, 2007 (the “Offering”).

Pursuant to the Agency Agreement, the Company (1) agreed to pay Chung Lien compensation fee in an amount equal to 8% of the aggregate gross proceeds raised by Chung Lien and received by the Company; (2) issued Chung Lien warrants exercisable for a term of five years to purchase up to 1,500,000 shares of common stock of the Corporation at $0.45 per share, subject to terms and conditions of the warrant certificate; (3) agreed to reimburse expenses incurred by Chung Lien in connection with the Offering up to $30,000; (4) agreed to deposit $250,000 in a segregated account at a financing institution designated by Chung Lien for the sole purpose of funding any losses due to currency fluctuations resulting from funds in Chinese currency held by Chung Lien on behalf of other investors from the date of receipt of such funds and the closing date of the Offering; and (5) agreed to file a registration statement for common shares issuable upon exercise of the Warrants within 90 days after the signing of the Agency Agreement. In addition, the Company agreed not to offer its common stock in any financing transaction at a price lower than $0.75 per share before June 30, 2007.

On April 19, 2007, the Company entered into a subscription agreement with Chung Lien, under which the Company issued a five-year convertible debenture in the principal amount of $1,000,000 in consideration of $1,000,000. The convertible debenture bears interest at an annual rate of 11% and principal and interest payments payable in monthly installments beginning on April 19, 2007. The convertible note is convertible into shares of common stock of the Company at the greater of (a) $0.75 per share (the “floor price”) or (b) 70% of the five-day average market trading price of the common stock of the Company immediately preceding the date of conversion. The Company also agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture no later than September 30, 2007. The Company may prepay, in cash or common stock, all or portion of the debenture at any time prior to the maturity date without penalty. Tom Liu (the Company’s Chief Executive Officer) and David Liu, two principal shareholders of the Company, each pledged 600,000 shares of common stock, a total of 1,200,000 shares of common stock, to secure the repayment of the debenture. After paying Chung Lien a compensation fee of 8% ($80,000) and reimbursing Chung Lien expenses in the amount of $30,000, the Company received net proceeds from the placement of the convertible debenture of $919,150.

The Company records the $1,000,000 convertible debenture issued in April 2007 to Chung Lien as a liability on its balance sheet and allocates $nil to the conversion feature of the instrument, as the market price of the Company’s common shares was below the floor price at the time of issuance of such debenture. As of June 30, 2007, the Company has not exercised any conversion rights pursuant to the subscription agreement. Chung Lien has waived, in a separate agreement, the interest expense accruable under the debenture for the first six-month period. The Company uses straight-line method to amortize the interest premium over the 5-year term of the debenture.

The Company records the fair value of the 1,500,000 warrants issued to Chung Lien as advisor costs in a contra account under the equity section of the balance sheet as of June 30, 2007. The fair value of the total warrants has been determined to be $641,700 as of April 19, 2007 and is amortized as bond issue expense over the 5-year term of the debenture to which Chung Lien’s placement services are related. Bond issue expense, including amortized fair value of the warrants and the 8% placement compensation fees (plus other incidental expenses) for the quarter ended June 30, 2007 was $36,935 and was included in general and administrative expenses.

10.	Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited financial resources and, before completing the renovation project of the Miramar Hotel & Casino or securing sufficient funding to expand the slot machine leasing activities, relies solely on the cash flows generated from the hotel lodging and leasing revenue.  The completion of the renovation project of Miramar Hotel & Casino may be delayed if the Company fails to raise sufficient capital. Although the Company has entered into specific financing activities to raise fund (See Note 9 above for transactions with Chung Lien and the issuance of the $1,000,000 convertible debenture), the outcome of its fund raising efforts is uncertain at this time. These factors raise substantial doubt about its ability to continue as a going concern.  If the Company is unsuccessful in their fund raising efforts and cannot attain sufficient profitable operations or if it cannot obtain additional sources of funding or investment, it may substantially curtail its operations or abandon some of its business plans. For the same reason, the Company may be unable to continue as a going concern.

Item 2.Management’s Discussion and Analysis or Plan of Operation.

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

Overview

We, Chilco River Holdings, Inc., through our wholly-owned subsidiaries, (i) own all of the assets of and operate the Miramar Hotel and Casino (formerly known as ‘Bruce Hotel and Casino”); (ii) hold an exclusive license to manufacture and market low-cost proprietary slot machines; and (iii) develop internet gaming software and systems.

Miramar Hotel and Casino

The Miramar Hotel and Casino (“Miramar”) is located at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, Peru, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. Miramar is expected to be a “destination” hotel and casino location for visitors traveling to the Republic of Peru, and we cater to both local and foreign visitors, including visitors from the People’s Republic of China. Miramar’s business consists of a hotel, restaurants, a gaming casino and real property. We acquired Miramar in connection with a share exchange transaction with the shareholders of Kubuk International, Inc.(“Kubuk”) on July 15, 2005. Miramar is a full-service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel encompasses several dining facilities and a full-featured gambling casino with traditional gaming tables and slot machines.

Prior to signing the Kubuk Share Exchange Agreement with Kubuk, we developed a plan to expand, renovate and modernize the current facilities of Miramar and temporarily suspended operation of the gaming room in February 2005 and operation of the restaurant and slot room in November 2005. Since that time, we have intended to raise capital to fund the expansion, renovation and modernization of Miramar.

Kubuk Slot Machines

In July 2006, we acquired the exclusive world-wide license to manufacture slot machines based on technology developed by KC Technology, a Hong Kong corporation (“KC”). We are in the process of marketing these slot machines to operators of casinos in South America. We intend to raise capital to manufacture, sell, lease or profit-share machines beginning in the last quarter of 2007 or early 2008. As of June 30, 2007, we have entered into slot machine profit-sharing contracts with a number of Peruvian slot parlor operators for the lease of more than 300 new slot machines. These contracts allow us to charge a fixed per-machine, per-day rent or to share the net earnings of the slot machines that we lease out in 50%-50% or 60%-40% ratio. Because of lack of funding to mass produce the machines, we have only delivered 22 units of new slot machines to these leasing customers as of June 30, 2007. We cannot assure you that we will raise sufficient capital to fund the manufacturing of slot machines to deliver under the profit-sharing contracts.

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

In light of the passage of the Unlawful Internet Gambling Enforcement Act of 2006, which was signed into law by President Bush on October 13, 2006, we may have to license our developed software to companies that are not subject to the jurisdiction of the United States and operate exclusively in foreign markets including, but not limited to, South America. This is expected to limit the potential users of our software, if we are successful in our development efforts.

Financing Arrangements

On April 19, 2007, the Company entered into a placement agency agreement (the “Chung Lien Agency Agreement”) with Chung Lien Investment Management Limited, a Hong Kong corporation (“Chung Lien”), by which the Company engaged Chung Lien as advisor and placement agent to raise funds from investors of up to $10,000,000 by June 30, 2007 (the “Chung Lien Offering”).

Pursuant to the Chung Lien Agency Agreement, the Company (1) agreed to pay Chung Lien compensation fee in an amount equal to 8% of the aggregate gross proceeds raised by Chung Lien and received by the Company; (2) issued Chung Lien warrants exercisable for a term of five years to purchase up to 1,500,000 shares of common stock of the Corporation at $0.45 per share, subject to terms and conditions of the warrant certificate; (3) agreed to reimburse expenses incurred by Chung Lien in connection with the Offering up to $30,000; (4) agreed to deposit $250,000 in a segregated account at HSBC designated by Chung Lien for the sole purpose of funding any losses due to currency fluctuations resulting from funds in Chinese currency held by Chung Lien on behalf of other investors from the date of receipt of such funds and the closing date of the Offering; and (5) agreed to file a registration statement for common shares issuable upon exercise of the Warrants within 90 days after the signing of the Chung Lien Agency Agreement. In addition, the Company agreed not to offer its common stock in any financing transaction at a price lower than $0.75 per share before June 30, 2007.

On April 19, 2007, the Company entered into a subscription agreement with Chung Lien, under which the Company issued a five-year convertible debenture (the “Chung Lien Convertible Debenture”) in the principal amount of $1,000,000 in consideration of $1,000,000. The Chung Lien Convertible Debenture bears interest at an annual rate of 11% and principal and interest payments payable in monthly installments beginning on April 19, 2007 (later amended to begin on October 19, 2007). The convertible note is convertible into shares of common stock of the Company at the greater of (a) $0.75 per share or (b) 70% of the five-day average market trading price of the common stock of the Company immediately preceding the date of conversion. The Company also agreed to file a registration statement with the SEC to register the resale of the common stock issuable upon conversion of the debenture no later than September 30, 2007. The Company may prepay, in cash or common stock, all or portion of the Chung Lien Convertible Debenture at any time prior to the maturity date without penalty. Tom Liu (the Company’s Chief Executive Officer) and David Liu, two principal shareholders of the Company, each pledged 600,000 shares of common stock, a total of 1,200,000 shares of common stock, to secure the repayment of the debenture. After paying Chung Lien a compensation fee of 8% ($80,000) and other bank charges and transactional expenses, the Company received net proceeds from the placement of the convertible debenture of $919,150.

On June 28, 2007, we amended the Chung Lien Agency Agreement to extend the period of the representation from June 30, 2007, to September 30, 2007.

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

Explanatory Note on Financial Statements

The condensed consolidated financial statements included in this quarterly report on Form 10-QSB have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2007, and our results of operations and cash flows for the quarter ended June 30, 2007. The results of operations for the quarter ended June 30, 2007 are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Audit for the year ended December 31, 2006.

Following the Share Exchange, Kubuk became a wholly-owned subsidiary of Chilco. Prior to the Share Exchange, Chilco had no substantial assets and only nominal operations. Accordingly, the transaction is treated as a reverse acquisition of Chilco and has been accounted for as a recapitalization rather than a business combination. The historical financial statements of Kubuk and its predecessor Bruce Grupo Diversion S.A.C. are deemed to be the historical statements of the Chilco.

Due to the Kubuk Share Exchange Agreement and the significance of the Company’s operations, the “development stage” status of Chilco is no longer in effect. The development stage disclosures are no longer required in the Company’s current status. Historical results of operations for Chilco may differ materially from future results.

Plan of Operation

We intend to continue the operations of the Miramar Hotel over the next twelve months and reopen the Miramar Casino in the last half of 2007.

Miramar Hotel and Casino Business

The Miramar Hotel and Casino (“Miramar”) is located at Jirón Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, approximately 30 minutes from Jorge Charvez International Airport in the heart of Miraflores. Miramar is expected to be a “destination” hotel and casino location for visitors traveling to the Republic of Peru and caters to visitors from the People’s Republic of China. The casino and slot room were, prior to closing, popular with the local residents in Peru.

Assuming we are able to complete renovations, Miramar is expected to be a full-service hospitality facility with standard and premium lodging accommodations (rooms and suites). In addition, the hotel is expected to encompass several dining facilities and a full-featured gambling casino with traditional gaming tables and slot machines. Miramar is currently undergoing major renovations, and when and if reopened, is expected to offer 300 slot machines, a poker room and 22 table games. Chilco plans to reopen Miramar in the second half of 2007, provided that sufficient capital is raised prior to September 30, 2007 to complete the renovations in progress.

Hotel: Miramar is expected to be a 60-room full-service hospitality facility with standard and premium lodging accommodations (rooms and suites) and dining facilities. The amenities are planned to include guest suites and rooms with air conditioning, mini-bars, telephone, hair dryer, wake-up service/alarm-clock, radio, satellite TV and safe deposit boxes. The hotel can accommodate 200 guests. In addition, the hotel once reopened is expected to offer a gaming room, meeting/banquet facilities, a barber/beauty shop and sauna. The room rates ranges from $70 for a standard room to $95 for an executive suite.

The Miraflores District is one of the most important financial and commercial centers of Lima and approximately 20 minutes from the historical center of Lima. Miramar is supported by urban infrastructure, such as asphalt roads, concrete sidewalks, city water and sewage, public electricity and garbage collection and phone lines. Miramar is located on commercial property and is located on a major thoroughfare. Our casino and restaurants are expected to attract local residents in Lima, Peru, and we believe a significant amount of our historical gaming revenue was derived from local residents. We have a historic occupancy rate of our hotel averaging approximately 70% during 2004 through 2006. Our occupancy rate is not generally subject to seasonal fluctuation. The following table sets forth the occupancy rate for our hotel during 2006 and the first six months of 2007:
Hotel Average Occupancy Rate
Month	2006	2007
January	64.88%	53.10%
February	68.31%	45.79%
March	70.85%	63.62%
April	65.10%	57.67%
May	71.51%	64.65%
June	68.85%	55.88%
July	74.26%
August	69.21%
September	65.33%
October	68.54%
November	72.44%
December	67.44%

Restaurants and Lounge: Prior to closing for renovations, Miramar featured two full service restaurants serving Chinese and international cuisine. The restaurants each seated 200 guests. Miramar holds a retail liquor license. The restaurants were closed to the public for renovations in November 2005, but continue to serve meals to hotel guests.

Under our renovation plan, a new lounge will replace one of the restaurants and will serve food and beverages to the general public. We have started the interior construction and decoration in the 300 square meters lounge area in July 2007 and are planning for the soft opening of the lounge in early September for one month, followed by a grand opening and full scale operations.

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

The gaming casino operates under a gaming license issued to Kubuk Gaming SAC by the Republic of Peru. The gaming casino is currently closed for remodeling and is scheduled to reopen to the public in the second half of 2007, assuming adequate financing is available by September 2007. We are in the process of raising additional capital, but have no current commitment for such financing. Any delay in raising additional financing will delay our scheduled opening date.

Slot Room: The slot room is planned to be located on the first floor of the Hotel next to the lobby. Before closing for renovations, the slot room featured 220 slot machines and could accommodate approximately 300 guests. The slot room was closed for renovations in November 2005. As of June 30, 2007, we leased out over 130 slot machines that are retired from the slot room to other local slot parlor operators under various lease terms and profit-sharing agreements. These operating leases vary in terms and average $10 per machine per day in net rental income. We believe the slot machine rental income should continue at least through the end of year 2007.

Under our current renovation plan, the new gaming casino will have a slightly larger space and will feature 300 new slot machines, some of which will be manufactured by us under the Kubuk brand name.

Real Property: We own all of the real property and assets used in the operation of the Miramar Hotel and Casino. The property consists of one seven-story building and one fourteen-story building that are physically connected and have been configured for use as a hotel, casino and office space. We use the office space in connection with our business operations and do not rent office space to third parties. The property also includes a parking garage. We own all of the fixtures, improvements, systems, furniture, gaming machines and gaming tables and the other contents currently used in the business of Miramar.

Historically, our operating revenue was derived from the following aspects of our business, expressed as percentages relative to total revenue:
	Two Quarters ended June 30, 2007	Year 2006	Year 2005
Casino-Leasing	35%	25%	58%
Rooms	60%	69%	25%
Food & Beverage	5%	6%	11%
Other	0%	0%	6%
Total	100%	100%	100%

Satisfaction of cash obligations for the next twelve months

We believe that the cash flow from our hotel and the rental of old slot machines will not be sufficient to meet our minimum operating cash requirements to permit us to continue as a going concern for the next twelve months. We will require additional financing. We intend to use a combination of available cash and additional financing to meet obligations over the next twelve months, including the cost of renovation of the casino and restaurant at an estimated amount of $4,200,000. We intend to secure additional financing in the amount of approximately $7,387,000 in one or more transactions as soon as practicable. As of June 30, 2007, we had approximately $1,000,000 in quick assets and various financial obligations and budgeted capital expenditures that are payable in cash in the amount of $8,000,000 within the next 12 months. These financial obligations and budgeted capital expenditures included:   (1)  casino and hotel renovation in total budgeted amount of $2,700,000; (2)  voluntary and statutory cash reserves for the casino in the amount of $1,500,000, (3)  two $500,000 installment payments payable to KC by January 31 and June 30, 2008, respectively; (4)  $2,200,000 for the production of approximately 400 new Kubuk Slot Machines; (5)  related party loans and accrued interest in the amount of $420,000; (6) accrued interest payable to Chung Lien (see below) for $82,500; and (7) project net cash outflow in operations for $97,500.

In December 2006, we borrowed $250,000 from IFG Investments Services Inc. (“IFG”), a Nevis corporation located in Nevis Federation of St. Kitts & Nevis West Indies and controlled by an existing minority shareholder, to fund the second installment payment to KC which we made in January 2007. The IFG loan bears an annual interest of 8% and was due on June 11, 2007. On June 28, 2007, Chilco and IFG extended the maturity date for another 90 days. Chilco also agreed to specifically use the proceeds from the release of a certain $250,000 currency exchange deposit from Chung Lien for the purpose of repayment of principal and interest of the IFG loan.

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

On April 19, 2007, we entered into the Subscription Agreement with Chung Lien and received $1,000,000 by issuing a five-year convertible debenture in the principal amount of $1,000,000 bearing an 11% annual interest rate, and convertible into shares of common stock of the Company at the greater of (a) $0.75 per share or (b) 70% of the five-day average market trading price of the common stock of the Company immediately preceding the date of conversion. The principal and interest payments are due on a monthly basis beginning on April 19, 2007 (later amended to begin on October 19, 2007). We may prepay, in cash or common stock, all or portion of the debenture at any time prior to the maturity date without penalty. Tom Liu (our Chief Executive Officer) and David Liu (Tom Liu’s father), two principal shareholders of Chilco, each pledged 600,000 shares of common stock, a total of 1,200,000 shares of common stock, to secure the repayment of the debenture. After paying Chung Lien a compensation fee of 8% ($80,000) and other bank charges and transactional expenses, we received net proceeds from the placement of the convertible debenture of approximately $919,150. We incurred legal and other expenses of approximately $35,000 in connection with the placement. We also issued Chung Lien warrants exercisable for a term of five years to purchase up to 1,500,000 shares of our common stock at $0.45 per share under the terms of the Chung Lien Agency Agreement.

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

Since the inception of our software development center in Shenzhen, China, most of the operating expenses in China have been advanced by Wai Yung Lau, one of our directors. These advances are payable by demand and do not bear stated interest. The unpaid balance of such advancements was $156,409 as of June 30, 2007.

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

Expected purchase or sale of plant and significant equipment

Prior to the completion of renovations and the reopening of the gaming room, we will have to acquire additional gaming equipment and hotel furniture. Under our renovation plan, we will open the new lounge for operation during the next fiscal quarter. We also intend to reopen our slot room, located in the first floor of the casino building, by late 2007 or early 2008. This plan for reopening of the slot room is based on the assumption that we can pay for the cost of the following items by our operating cash flow or by timely fundraising through equity or financing transactions by September 30, 2007:

Slot Machines	$600,000
Building improvements and furniture	$200,000
Construction of lounge	$150,000
Voluntary & statutory cash reserve	$650,000
Total	$1,600,000

We estimate that, in order to reopen the casino floor (located in the second floor of the building) and to fully renovate the restaurant facilities, an additional $2,580,000 in cash has to be generated through operation or equity or financing transactions to pay for the acquisition of casino equipment, construction cost, and various statutory and voluntary casino cash reserve requirements.

The $600,000 total estimated cost for slot machines includes the purchase of 150 Kubuk machines and 30 used machines. The cost for the 120 units of other brands of machines was not factored in because all units are expected to be financed without upfront costs.

We acquired exclusive rights to manufacture and sell cost-competitive slot machines. We intend to manufacture and distribute the slot machines in central and South American markets, assuming adequate capital is available. We do not plan to establish our own manufacturing facility to produce Kubuk gaming machines. Instead, we plan to contract our manufacturing with a third-party manufacturer. We anticipate we will require at least $2.2 million additional financing for our slot machines business in the next 12 months. Due to lack of funding for the production cost, we were only able to produce and lease 22 new slot machines during year 2006 with the acquired license rights. We acquired our rights to the slot machines under a Licensing Agreement dated July 7, 2006 with KC (“KC License Agreement”), pursuant to which we were granted a worldwide exclusive and perpetual license to use KC’s technology to manufacture, market and distribute KC-designed slot machines and other gaming products, including an electronic data transfer device distributed under the trademark “Smartbook”. The technology includes all technology, tools, design, components, hardware, software, and specification necessary for the design and manufacturing of slot machines and Smartbook and all associated patents, trademarks, copyrights, trade secrets, know-how.

We agreed to pay KC a cash license fee of $2,500,000, of which, $500,000 was paid in July 2006, and the balance will be paid in four equal installments of $500,000 each at the end of January and June, respectively, during the next two years. We also agreed to pay KC a licensee fee in common stock of 6,000,000 shares of restricted common stock, par value $0.001, of which 3,000,000 share were issued in July 2006, 1,500,000 to be issued on the first anniversary of the date of the effective date, and 1,500,000 to be issued on the second anniversary of the effective date. We granted KC registration rights and undertook to use commercially reasonable efforts to file a registration statement with the SEC within 90 days of the Effective Date to register for resale the first 3,000,000 shares common stock issued to KC under the KC License Agreement. We intend to file the registration statement during the third quarter of 2007. The cash payments and the fair market value of the shares issued under the KC Licensing Agreement are capitalized on our balance sheet as intangible assets and are determined to have infinite useful lives. These capitalized intangible licensing rights are not amortized and are tested at least annually to determine whether impairment of value has occurred by the end of each fiscal year. If it is determined that the carrying value of these intangibles has been impaired, a loss will be recognized to the extent of the excess of such carrying value over the fair value of these intangibles. No impairment loss is recorded as of June 30, 2007.

Significant changes in number of employees

We anticipate that we keep the current 38 employees prior to reopening our slot room and lounge scheduled in the second half of 2007, assuming adequate financing is available prior to September 30, 2007.

Results of Operations for the Six Months and the Three Months Ended June 30, 2007 and 2006.

We had revenues of $806,775 and $425,318 during the six-month and three-month periods ended June 30, 2007, respectively; compared to revenues of $767,227 and $415,268 during the same periods in 2006. Overall revenues were up 5% and 2%, respectively, for the six-month and three-month periods comparative periods. Revenue from leasing of the slot machines increased $109,469, or 63% in the first half of 2007 versus 2006. We did not lease out all retired slot machines until the end of second quarter of 2006, which caused the leasing revenue for the first half of 2006 to appear significantly lower than the first half of 2007.

Operating expenses during the six-month and three-month periods ended June 30, 2007 were $1,434,732 and $718,545, respectively; compared to $1,687,143 and $993,954 for the same periods in 2006. In addition to depreciation expense in the amount of $296,312, which does not require payment of cash, we have the following non-cash expenses during the six months ended June 30, 2007:

(i)	Amortization of prepaid stock compensation for consulting services provided by Clear Channel Inc. totaling $230,000 ($115,000 for each quarter).

(ii)	Amortization of maintenance service contract under the KC Licensing Agreement totaling $224,236 ($112,118 for each quarter).

(iii)	Amortization of bond issue cost related to the warrants issued to Chung Lien totaling $32,085

(iv)	Imputed interest on installment obligation $286,250

Consequently, losses from operation for the six-month and three-month periods ended June 30, 2007 were $(627,957) and $(293,227), respectively; compared to losses from operation in the amounts of $(919,916) and $(578,686) for the same periods in 2006. Income (losses) from operation as a percentage of revenue for the six-month and three-month periods ended June 30, 2007 were (78%) and (69%), respectively. The decreases in losses from operation during these periods of 2007 compared to the same periods of 2006 were a direct result of reduced marketing and promotional expenses, as well as the implementation of our expense-reduction measures.

Net loss, after other income and expenses and provision for income taxes, was $(976,224) and $(491,187) for the six-month and three-month periods (a net loss of $0.02 and $0.01 per share) ended June 30, 2007, respectively, compared to net loss of $(936,135) and $(588,101) for the six-month and three-month periods ended June 30, 2006, respectively. The increase in other income and expenses in 2007 versus 2006 was largely attributable to the imputed interest expense in the amount of $320,753 on our obligations to pay cash and issue shares to KC pursuant to the KC License Agreement, as well as accrued interest on the IFG loan and Chung Lien debenture. We paid Peruvian income taxes of $38,777 and $133,946 for the six-month periods ended June 30, 2007 and 2006, respectively. We had an unrealized gain on foreign currency translation of $154,677 during the six-month period ended June 30, 2007, compared to a $(7,581) loss during the same period in 2006.

Our revenues during the periods after the closure of our slot room and restaurant in November 2005 were principally derived from hotel revenue and revenue from rental of old slot machines. We do not anticipate that revenues will return to historical levels until the renovations of the casino floor are completed. We have several fixed costs related to its operations, which resulted in higher operating expenses and lower operating revenue as a percentage of sales. We anticipate that our expenses as a percentage of sales will remain at approximately the same level until our casino is fully operational. We are currently seeking to raise at least $7.4 million, $4.2 million of which is expected to be allocated to renovate and modernize the current facilities of Miramar. We have no firm commitments to raise such capital to complete such renovations and we cannot assure you that such funds will be available on acceptable terms, if at all. Any delay in raising financing will delay our planned reopening of our hotel and casino in the second half of 2007.

In addition, under the terms of the KC Licensing Agreement, we are required to pay KC an installment license payment of $500,000 on January 30, 2008 and to issue KC 1,500,000 shares of our common stock on July 7, 2008. If we fail to make such payment and issuance, KC may terminate the license and we will lose our investment. In addition, we undertook to file a registration statement with the SEC to use commercially reasonable efforts to register the resale of the 6,000,000 shares issued or issuable to KC under the KC License Agreement. We plan to file a registration statement with the SEC during the third quarter of 2007 and our failure to do so may be deemed a breach of the agreement giving rise to KC’s ability to terminate the license. A termination of the license will have a material adverse effect on our business and results of operations.

We anticipate that we will need to raise at least $2.2 million in additional capital to fund our plan of operation related to our slot machine business. We cannot assure you that we will successfully raise such financing on acceptable terms, if at all, or that we will be successful in marketing and selling our slot machines.

Liquidity and Capital Resources

We are in the process of completing a comprehensive renovation of Miramar and will require additional capital to complete the remodeling of the casino and resume operations of the casino floor. We are currently seeking to raise at least $4.2 million in capital to completely renovate the hotel and casino. Out of the $4.2 million budget, $1.6 million will have to be raised in the third quarter of 2007 in order for us to launch the new lounge in restaurant area and reopen the slot room. We anticipate that we will require an additional $3.2 million for working capital and to fund our slot machine business during the next 12 months.

We intend to market, sell, lease or profit-share slot machines this year. Because of lack of funding, we were only able to produce and lease 22 new slot machines in 2006. We made two $500,000 installment payments to KC in January and June 2007, and we have commitments to make two final payments of $500,000 in January and June 2008 under the terms of the KC License Agreement. We are also required to issue KC another 1,500,000 shares of our common stock in July 2008. If we fail to make such payments or issue such shares in a timely manner, we will default under the terms of the KC License Agreement and could lose the license. We cannot assure you that we will successfully raise such financing on acceptable terms, if at all, or that we will be successful in marketing and selling our slot machines. We have no firm commitments for such financing.

Cash flows from operations during the six months ended June 30, 2007 (a net cash outflow in the amount of $(376,482)) were lower than cash flows from operations during the same period in 2006 (a net cash outflow in the amount of $(295,390)) by $81,092. Among the major changes in operating cash flows in 2007 is a $250,000 currency deposit required under the Chung Lien Agency Agreement. Net cash outflows from operating activities would become $126,482, if the currency deposit was excluded.

As of June 30, 2007, we had current assets of $1,752,409 including cash and cash equivalents of $501,602, and current liabilities of $3,322,746. We had a working capital deficit of $(1,570,337). As of June 30, 2007, we have commitments and contractual obligations during the next 12 months of approximately $1,500,000, which is attributable to the KC License Agreement and related party loans and accrued interest. In April 2007, we borrowed $1,000,000 from Chung Lien with a 5-year convertible debenture bearing interest at 11% per annum. Our long-term debt obligations in the aggregate amount of $2,625,468 are derived from present value of the cash installment and shares issuance obligations with respect to the KC License Agreement and the Chung Lien convertible debenture. As of June 30, 2007, out of the total installment payable (current and long-term) related to the KC License Agreement, $3,458,745 is attributable to our obligation to issue shares of common stock to KC in the next 14 months and will not require any cash outlay when we satisfy this obligation. As of June 30, 2007, the present value of our future monetary obligations for the installment payments under the KC license right is $808,267.

In December 2006, we borrowed $250,000 from IFG before we made a currency exchange deposit pursuant to the term sheet with Chung Lien. The IFG loan bears an annual interest of 8% and was due on June 11, 2007. On June 28, 2007, Chilco and IFG extended the maturity date for another 90 days. Chilco also agreed to specifically use the proceeds from the release of the $250,000 currency exchange deposit from Chung Lien for the purpose of repayment of principal and interest of the IFG loan.

Since the inception of our software development center in Shenzhen, China, most of the operating expenses in China have been advanced by Wai Yung Lau, one of our directors. These advances are payable by demand and do not bear stated interest. The unpaid balance of such advancements was $156,409 as of June 30, 2007.

Due to funding restraints, we expect to complete only the renovation of our slot room and the new lounge by September 2007. Even if we can complete the construction and interior decoration of the slot room, we may still have to raise substantial amount of money to pay for the costs of manufacturing and installing the slot machines, as well as customs and duties imposed on the slot machines imported into Peru, before we can plan for the grand opening of the slot room.

We will defer the renovation of our casino floor until further funding is available. We expect to raise approximately $4.2 million to complete the entire renovation, but have no firm commitments for such financing. Any delay in raising additional financing will delay our scheduled opening date.

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

 Item 3.  Controls and Procedures.

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

During the most recent fiscal quarter ended June 30, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.   Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Convertible Debenture dated April 19, 2007 issued to Chung Lien Investment Management Limited (2)

4.2	Warrants dated April 19,2007 issued to Chung Lien Investment Management Limited (2)

10.1	Share Exchange Agreement (previously filed as Exhibit 99.1) (1)

10.2	Escrow Agreement dated August 3, 2005 (previously filed as Exhibit 99.1) (1)

10.3	Contribution Agreement dated July 26, 2005 (previously filed as Exhibit 99.1) (1)

10.4	Stock Purchase Agreement dated July 26, 2005 (previously filed as Exhibit 99.1) (1)

10.5	Marketing Services Agreement with Parker Communication Corporation (3)

10.6	Consulting Agreement with Clear Channel Inc., as amended (4)

10.7	Form of Unit Purchase Agreement (3)

10.8	Form of Warrant Certificate (3)

10.9	Loan Agreement dated December 31, 2005 with David Liu (4)

10.10	Loan Agreement dated December 31, 2005 with Lottery Online U.S.A. (4)

10.11	License Agreement dated July 7, 2006 with K.C. Technology (5)

10.12	Promissory Note dated December 14, 2006 issued to IFG Investments Services Inc. (6)

10.13	Promissory Note dated December 27, 2006 issued to Lee Kuen Cheung (6)

10.14	Placement Agent Agreement dated April 19, 2007 with Chung Lien Investment Management Limited (2)

10.15	Subscription Agreement dated April 19, 2007 by Chung Lien Investment Management Limited (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (8)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (8)

99.1	Press Release dated April 20, 2007 with respect to Chung Lien transaction (2)

99.2	Press Release dated May 3, 2007 with respect to Chung Lien transaction (7)

(1)	Previously filed on Form SB-2 dated March 8, 2004

(2)	Previously filed on Form 8-K dated April 25, 2007

(3)	Previously filed on Form SB-2 dated February 17, 2006

(4)	Previously filed on Form 10-KSB dated March 31, 2006

(5)	Previously filed on Form 8-K dated July 10, 2006

(6)	Previously filed on Form 10-KSB dated April 2, 2007

(7)	Previously filed on Form 8-K dated May 3, 2007

(8)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILCO RIVER HOLDINGS INC. (Registrant)

Date: August 14, 2007	By:	/s/ Tom Yu Liu
Tom Yu Liu Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Winston Yen
Winston Yen Chief Financial Officer (Principal Financial and Accounting Officer)