Form 10QSB
period 2007-09-30
CHILCO RIVER HOLDINGS INC
filed 2007-11-14
CIK 1278595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,845,600 issued and outstanding as of November 12, 2007.

Transitional Small Business Disclosure Form (Check one):  Yes  ☐ No  ☒

CHILCO RIVER HOLDINGS INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR PERIOD ENDED SEPTEMBER 30, 2007

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHILCO RIVER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET
(Expressed in US$)
(Unaudited)

September 30, 2007
ASSETS
Current Assets
Cash	$350,583
Accounts receivable, net of allowance for doubtful accounts
of $ nil as of September 30, 2007	335,287
Deposit receivable	250,000
Supplies inventory	119,801
Prepaid expense & other current assets	392,951
Prepaid income taxes	79,049
VAT tax recoverable	53,274
Total Current Assets	1,580,945

Property, furniture & equipment,
net of accumulated depreciation of $8,125,455
as of September 30, 2007	15,902,274

Intangible Asset	8,072,526
Unamortized bond issuance cost	72,000
Security deposit & other assets	59,480

Total Other Assets	8,204,006

TOTAL ASSETS	$25,687,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$126,642
Accrued expenses and other payables	12,836
Installment payable - current portion	2,612,498
Loan from affiliates	480,440
Accrued interest expense	64,295
Deferred tax liabilities	16,962
Total Current Liabilities	3,313,673

Long Term Liabilities
11% Convertible debenture payable	1,000,000
Installment payable - long term	-
Total Long Term Liabilities	1,000,000

TOTAL LIABILITIES	4,313,673

Stockholders' Equity
Common stock: $0.001 par value, 100,000,000 authorized
shares, 49,845,600 shares issued and outstanding	49,846
Additional paid-in capital	27,405,583
Prepaid stock compensation	(575,000)
Prepaid warrants copmpensation	(577,530)
Accumulated deficit	(5,254,922)
Accumulated foreign currency adjustment	325,575
Total Stockholders' Equity	21,373,552

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,687,225

The accompanying notes are an integral part of these financial statements.

CHILCO RIVER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Expressed in US$)
(Unaudited)

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Slot machine leasing	$127,142	$116,133	$408,986	$288,510
Rooms	249,716	284,851	732,588	828,734
Food and beverage	22,560	21,656	64,618	72,624
	399,418	422,640	1,206,192	1,189,868
Less: Promotional Allowances	-	-	-	-

Total Revenues	399,418	422,640	1,206,192	1,189,868
Operating Expenses
Operating departments	141,890	167,619	401,970	420,865
General and administrative	508,755	785,998	1,387,094	1,849,209
Depreciation & Amortization	142,096	299,580	438,407	670,266

Total Operating Expenses	792,741	1,253,197	2,227,471	2,940,340

Income (Loss) from Operations	(393,323)	(830,557)	(1,021,279)	(1,750,472)

Other Income and Expenses
Interest income	4,803	564	6,576	13,855
Other income/gains	687	281	2,354	444
Interest expense	(111,838)	-	(432,592)	-
	(106,348)	845	(423,662)	14,299

Income (Loss) before income tax	(499,671)	(829,712)	(1,444,941)	(1,736,173)
Benefit (Provision) for income tax	174	(16,637)	(30,780)	(46,307)

Net Income (Loss)	(499,497)	(846,349)	(1,475,721)	(1,782,480)

Other Comprehensive Income
Unrealized gain (loss) on
Foreign Currency Translation, net of tax	129,650	1,059	284,327	(6,523)

Total Comprehensive Income (loss)	$(369,847)	$(845,290)	$(1,191,394)	$(1,789,003)

Basic Earnings Per Share	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Diluted Earnings Per Share	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Weighted Average Shares Outstanding	49,356,470	46,775,536	48,565,960	45,048,245
Diluted Average Shares Outstanding	49,356,470	46,775,536	48,565,960	45,048,245

The accompanying notes are an integral part of these financial statements.

CHILCO RIVER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US$)
(Unaudited)
	For the Nine Months
	Ended September 30
	2007	2006
Cash Flows from Operating Activities
Net Income (Loss)	$(1,475,721)	$(1,782,480)
Adjustments to reconcile net income to cash flows
from operating activities
Depreciation & amortization	438,407	669,918
Prepaid expense via stock issuance	345,000	345,000
Prepaid placement fee via warrant issuance	64,170	-
Amortization of service contract	340,440	-
(Increase)/Decrease in account balances of:
Accounts receivable	(191,687)	(85,373)
Deposit receivable	(250,000)	-
Supplies inventory	(21,400)	(15,413)
Prepaid expense & other current assets	(9,907)	(126,230)
Deferred tax assets	-	60,854
VAT Recoverable	37,129
Unamortized bond issue cost	(72,000)	-
Prepaid contract and security deposit	(52,852)	-
Increase/(Decrease) in account balances of:
Accounts payable	87,885	163,970
Customer Deposit	-	100,000
Accrued interest expense	56,918	-
Accrued expenses and other payables	(88,233)	2,127
Foreign Taxes Payable	-	(61,995)
Cash Flows from Operating Activities	(791,851)	(729,622)

Cash Flows From Investing Activities
Purchase of properties and equipments	(27,253)	(256,094)
Cash paid for construction in progress	(375,307)	(1,090,888)
Acquisition of intangible licensing rights	(1,000,000)	(500,000)

Cash Flows From Investing Activities	(1,402,560)	(1,846,982)

Cash Flows from Financing Activities
Net cash repayment for affiliate loans	(50,921)	(135,329)
Cash proceeds from the 11% convertible debenture	1,000,000	-
Cash proceeds from subscribed capital	-	1,817,149
Cash proceeds from warrants exercise	199,040	-

Cash Flows From Financing Activities	1,148,119	1,681,820

Effect of exchange rate changes on cash
balances held in foreign currencies	323,864	(6,523)

Net Change in cash and cash equivalents	(722,428)	(901,307)
Cash and cash equivalents at the beginning of period	1,073,011	1,435,683

Cash and cash equivalents at the end of period	$350,583	$534,376

Supplemental Disclosure Information
Cash paid during the period for interest	$88,553	$-
Cash paid during the period for income taxes	$43,658	$212,465

Significant Non-cash Transactions
Issuance of 1,500,000 warrants to Chung Lien
as placement agent fee	$641,700	$-
Issuance of 1,500,000 common shares to KC
Technology under the Licensing Agreement	$1,837,500	$-
Non-cash issuance of stock compensation	$-	$1,380,000
The accompanying notes are an integral part of these financial statements.

Chilco River Holdings, Inc.
Notes To Consolidated Financial Statements
September 30, 2007
Unaudited

Preliminary Note

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations for the nine-month period ended September 30, 2007, are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2006.

1.	Business Organization and Reorganization

Chilco River Holdings, Inc. (CRH, or the Company) was incorporated in the State of Nevada on May 8, 2003. The Company acquired a 100% interest in 16 mineral claim units located in British Columbia, Canada in November 2003. After the completion of a preliminary exploration report on the claim, the Company suspended any mineral exploration effort. The Company abandoned these properties in 2005.

Bruce Grupo Diversion SAC (BGD) was formed on March 1, 1996 and registered at the Registry for Legal Persons of Lima, Peru on April 28, 1996. BGD owned a fourteen-story building and a four-story adjacent structure that are operated as a casino and a hotel (the Miramar Hotel and Casino (“Miramar”), formerly known as “Bruce Hotel and Casino”). Miramar is licensed to operate slot machines, traditional gaming tables (blackjack, roulette, craps and poker), a night club, discothèques, and a restaurant. As of February 2005, the casino consisted of gaming tables on the second floor (the gaming floor) of the main building and of about 220 slot machines on the ground floor (the slot room).

Kubuk International, Inc. (KII) is a California corporation and was incorporated on January 7, 2002. The majority shareholders of KII also controlled 99% of total voting stock of BGD.

Kubuk Investment S.A.C. (KISAC) was formed in Peru in year 2001 by the majority shareholders of KII. KII’s majority shareholders also formed Kubuk Gaming S.A.C. (KGSAC) in Peru in year 2005.

Starting on August 4, 2001, BGD and KISAC entered into a series of sale and purchase agreements (collectively the “Sale and Purchase Agreements”) of the hotel assets and certain casino properties owned and operated by BGD for the purpose of transferring these properties to KISAC. Total consideration for the Sale and Purchase Agreements was in the amount of 62,970,744 Peruvian Nuevo Soles (“S/.”) (US$19,357,745 using spot rate of S/.3.253:US$1 on May 21, 2005). On May 21, 2005, all assets subject to the scope of the Sale and Purchase Agreements were transferred to and received by KISAC, which then commenced to carry on the hotel lodging businesses of Miramar. The only assets that were transferred to KISAC are the assets as listed under “Property, Furniture, and Equipment” on the balance sheet. All other assets and liabilities were retained by BGD, which was subsequently dissolved in 2006. The accounting treatment used by KISAC to record the transfer of the assets followed the guidance for transactions between entities under common control as described in SFAS 141, Business Combinations. This standard requires that the receiving entity use the carrying amount of the assets of the transferring entity. Therefore, no fair market value adjustments were made to the transferred assets. Furthermore, in accordance with Article 11-01(d) of Regulation S-X, this transaction was treated as a business acquisition since the revenue-producing activity remained generally the same as before the transaction. Specifically, KISAC retained the following: physical facilities, employee base, customer base, operating rights, operation techniques, and trade name.

The gaming floor of Miramar has been closed for renovation since March 2005. During the renovation, BGD continued to operate slot machines in the casino until July 1, 2005, when MINCETUR, the gaming authority of Peru, issued gaming licenses to KGSAC. KGSAC then took over the slot machine operation until November 2005 when, in anticipation of the start of the planned renovation, the Company suspended the slot room operation and closed the restaurant to the general public. As of September 30, 2007, the Company’s operations are limited to (i) hotel lodging and leasing of slot machines retired from the former Bruce Casino by KISAC, and (ii) leasing of a limited number of “Kubuk” brand slot machines by KGSAC. Although our management had anticipated completing the renovation of Miramar in 2007, the Company now looks to reopen Miramar sometime in the first half of 2008, provided that sufficient capital is raised to complete the renovation efforts.

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

In April 2006, the Company established a software development center in Shenzhen, China to develop an online poker software and other devices related to online gaming activities. The Company intends to, after the software development becomes successful, license out the online gaming software to interested third parties for conducting online gaming activities outside of the United States. The Company has applied to the local government for the foreign business branch office status for its Chinese software development center.

2.	Significant Accounting Policies

(a)   Principles of Consolidation

The financial statements include the accounts of CRH and KII, as well as the accounts of KII’s wholly-owned Peruvian subsidiaries, KISAC and KGSAC, which own the assets and operate the businesses of the former Bruce Grupo Diversion SAC. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(e)   Revenue Recognition and Promotional Allowances

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customers’ possession (“outstanding chip liability”). Hotel, food and beverage, entertainment and other operating revenues are recognized as services performed.

In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. There was no promotional allowance for the quarter ended September 30, 2007 as there were no casino and slot machine operations during the period while our renovation efforts remained incomplete.

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

(f)   Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109 , “ Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is recognized if it is more likely than not that some portion or all deferred tax asset will not be realized. Deferred income tax asset and liability balances are netted, as applicable, when they represent deferred amounts within the same taxing jurisdiction.

(g)   Basic and Diluted Earnings (Loss) per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders, by the weighted average number of common shares outstanding, net of common stock held in the treasury for the year. Diluted earnings per share were computed using the “treasury stock method” under SFAS No. 128 “Earnings per Share.” As the Company has a loss for the quarter ended September 30, 2007, the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation. As of September 30, 2007, there were 2,833,333 potentially dilutive shares resulting from the issuances of warrants and convertible debt to Chung Lien under the Agency Agreement and Private Placement.

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

(k)   Concentration of Credit Risk

The Company maintains substantially all of its day-to-day operating cash balances with Peruvian commercial banks and a California bank. Deposits with the California bank are insured by Federal Deposit Insurance Corporation (FDIC) up to $100,000 per depositor. As of September 30, 2007, the Company had no exposure of risk with respect to the FDIC insurance coverage.

In Peru, bank accounts and deposits with all financial institutions are insured by Fondo de Segiro de Deposito (FSD) up to S/. 75,742 (or US$24,160, based on the current exchange rate of S/.3.135: US$1 as of September 30, 2007). The Company has 4 Peruvian bank accounts and an exposure in the amount of $348,413 that exceeded the FSD insurance coverage as of September 30, 2007.

(l)   Shares-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company has adopted the provisions under SFAS 123R as of January 1, 2006.

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

3.	Foreign Currency Transactions

The Company conducted its gaming operations at Miramar in both US Dollars and the Peruvian Nuevo Soles. Likewise, the hotel and other business activities of Miramar are operated using both US Dollars and the Nuevo Soles. The functional currency of the Peruvian subsidiaries is the Nuevo Soles, whereas the functional currency of the US parent is the US dollar. Account balances on the balance sheet are translated into US Dollars equivalents using the spot rate of S/.3.135:US$1 on September 30, 2007, while the results of operations are translated into US Dollars equivalents using S/.3.2494:US$1, the weighted average exchange rates for the three-quarter period ended September 30, 2007.

4.	Related Party Transactions

During the quarter ended September 30, 2007, the Company incurred $26,678 of cash expenditures at its software development center in Shenzhen, China. All expenditures incurred relating to the Shenzhen operation have been advanced by a former director of the Company. No interest has been accrued for the amount advanced. The outstanding balance of the advanced expenditures amounted to $183,087 as of September 30, 2007.

On December 14, 2006, the Company borrowed $250,000 from a shareholder (“Shareholder A”) and executed a promissory note in favor of this shareholder A. The note bears an annual interest rate of 8%. The entire principal and accrued interest were due on June 11, 2007. The maturity date has been extended first to September 30, 2007 and then once more to November 30, 2007. Shareholder A owns between 5% and 10% of the Company’s common stock as of September 30, 2007.

On April 19, 2007, Tom Liu, the Company’s CEO, and David Liu, both owning 10% or more of the Company’s outstanding common stock, each pledged 600,000 common shares to secure our repayment of the 11% convertible debenture issued to Chung Lien Investment Management Limited in a private placement transaction. See Notes 8 and 9 for additional details.

5.	Issuance of Common Stock and Warrants

On January 18, 2007, the board of directors resolved to amend the purchase warrant certificate for each Class A Warrant (issued in connection with the units sold in the December 17, 2005 private placement) to (i) lower the exercise price from $1.00 per share (split-adjusted) to $0.40 per share, and (ii) extend the exercise period from January 20, 2007 to February 20, 2007. Consequently, by the end of the February 20th extended exercise period, a total of 497,600 Class A warrants were exercised for which the Company received $199,040. See Notes 8 and 9 for additional issuance.

6.	Cancellation of Shares

During the third quarter ended December 31, 2005, we issued a notice of default under the terms of an escrow agreement through which an aggregate of 4,000,000 (post-split) shares of our common stock were placed into escrow in connection with the Share Exchange (the “Escrow Shares”). The Escrow Shares were intended to satisfy certain obligations of KII under a series of consultant agreements with Nefilim Associates, LLC, a Massachusetts limited liability company, T Morgan LLC, a Delaware limited liability company, and Sean Sullivan (collectively the “Consultants”). Specifically, KII agreed to issue capital stock of KII or an entity acquired by or acquiring KII to the Consultants upon satisfaction of certain conditions under the terms of consulting agreements. The Escrow Shares, however, were subsequently released from escrow because we failed to raise $5 million in financing within 30 days of receiving KII’s audited financial statements. The Escrow Shares were tendered to us for cancellation and cancelled during the quarter ended March 31, 2006.

7.	Share-Based Consulting Payment

On December 29, 2005, the Company entered into a consulting agreement with Clear Channel Inc. (the “Clear Channel Agreement”), pursuant to which Clear Channel has been retained for a three-year term to provide us with strategic marketing and business planning consulting services and to assist the Company in developing corporate governance policies, recruiting qualified officers and director candidates and developing a corporate finance strategy. Pursuant to the terms of the Clear Channel Agreement, the Company paid Clear Channel Inc. a consulting fee of one million shares of common stock (the “Clear Channel Shares”), which were issued on February 14, 2006. The fair value of the Clear Channel Shares was recognized as a separate component of stockholders’ equity as of December 31, 2005, and was determined to be $1,380,000, which is being amortized as consulting expense from January 1, 2006 through December 31, 2008 as services are provided. Fair value of the shares was based on the unit price as of December 2005, less the fair value of the warrants. The total amortization during the quarter ended September 30, 2007 was $115,000, which was recognized in general and administrative expense.

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

The Company agreed to pay Licensor a cash license fee of $2,500,000, of which, $500,000 was paid by July 15, 2006, and the balance to be paid in four equal installments of $500,000 each at the end of January and June, respectively, during the following two years (the “Installment Payments”). The Company also agreed to pay Licensor a licensee fee in common stock of 6,000,000 shares of restricted post-split common stock, par value $0.001, of which 3,000,000 were issued within seven days of the Effective Date, 1,500,000 to be issued on the first anniversary of the date of the Effective Date, and 1,500,000 to be issued on the second anniversary of the Effective Date (the “Installment Shares”). The Company granted Licensor registration rights and undertook to use commercially reasonable efforts to file a registration statement with the United States Securities Commission within 90 days of the Effective Date to register for resale by Licensor the first 3,000,000 Installment Shares issued to Licensor under the License Agreement.  The Company must also pay Licensor a royalty of $20.00 for each Smartbook sold by the Company under the License Agreement. The Company made the required Installment Payments of $500,000 in January and June 2007, and in July 2007, the Company issued 1,500,000 additional Installment Shares to the Licensor as required by the License Agreement.

The Company recorded the value of licensing rights acquired as intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The majority portion of licensing rights acquired is not subject to amortization. However, 10% of the total value of the licensing rights is identified as a service contract that is amortizable over the 2-year term of the License Agreement. Total valuation of the rights and service contract acquired from Licensor is determined to be $8,969,473, which includes (1) the $500,000 payment made on July 15, 2006; (2) the fair market value of the 3,000,000 shares issued to KC Technology on the Effective Date, using the closing price quoted at $1.225 per share; (3) discounted present value of the Installment Payments with imputed interest rate at 12% per annum; and (4) fair value of the Installment Shares, calculated based on the present value of estimated share prices at the future issuance dates. The estimated share prices at the issuance dates are assumed to be the same as $1.225 per share. The present value of the share prices are also discounted with an imputed interest rate of 12% per annum. Total discount, which will be amortized and recognized as interest expense over the term using the interest method, on the installment payments and installment shares as of September 30, 2007 was $225,002.

The amortization schedule for the service contract  for future periods is as follows:

2007	$112,118
2008	224,237
Total	$336,355

Total amortization during the quarter ended September 30, 2007 was $112,118, which was recognized in general and administrative expense.

9.	Private Placement With Chung Lien Investment Management Ltd.

On April 19, 2007, the Company entered into a placement agency agreement with Chung Lien Investment Management Limited, a Hong Kong corporation, by which the Company engaged Chung Lien as advisor and placement agent to raise funds from investors of up to $10,000,000 by September 30, 2007 (the “Offering”).

Pursuant to the placement agency agreement, the Company (1) agreed to pay Chung Lien a compensation fee in an amount equal to 8% of the aggregate gross proceeds raised by Chung Lien and received by the Company; (2) issued Chung Lien warrants exercisable for a term of five years to purchase up to 1,500,000 shares of our common stock at $0.45 per share, subject to terms and conditions of the warrant certificate; (3) agreed to reimburse expenses up to $30,000 incurred by Chung Lien in connection with the Offering; (4) agreed to deposit $250,000 in a segregated account at a financing institution designated by Chung Lien for the sole purpose of funding any losses due to currency fluctuations of any Chinese currency held by Chung Lien on behalf of any investor in the Offering from the date of receipt of such funds and the closing date of the Offering; and (5) agreed to file a registration statement within 90 days after signing the placement agency agreement for the common shares issuable upon Chung Lien’s exercise of the warrants. In addition, the Company agreed not to offer its common stock in any financing transaction at a price lower than $0.75 per share before September 30, 2007.

Concurrent with the placement agency agreement, the Company and Chung Lien entered into a subscription agreement, under which Chung Lien purchased from the Company a five-year convertible debenture for $1,000,000. The convertible debenture bears interest at an annual rate of 11%, with monthly principal and interest payments payable beginning on April 19, 2007. The convertible debenture is convertible into shares of our common stock at the greater of (a) $0.75 per share (the “floor price”) or (b) 70% of the five-day average market trading price of our common stock immediately preceding the date of conversion. The Company also agreed to file a registration statement to register Chung Lien’s resale of the common stock issuable upon conversion of the convertible debenture no later than September 30, 2007. The Company may prepay, in cash or common stock, all or portion of the convertible debenture at any time prior to the maturity date without penalty. Tom Liu (the Company’s Chief Executive Officer) and David Liu, two principal shareholders of the Company, each pledged 600,000 shares of common stock to secure the repayment of the convertible debenture. After paying Chung Lien $80,000 in compensation fees and reimbursing Chung Lien $30,000 in expenses, the Company received net proceeds of $919,150 from the placement of the convertible debenture.

The Company records the $1,000,000 convertible debenture issued to Chung Lien as a liability on its balance sheet and allocates $nil to the conversion feature of the instrument, as the market price of the Company’s common shares was below the floor price at the time of issuance of such debenture. As of September 30, 2007, Chung Lien has not exercised any conversion rights pursuant to the subscription agreement. Chung Lien has waived, in a separate agreement, the interest expense accruable under the convertible debenture for the first six-month period. The Company uses the straight-line method to amortize the interest premium over the 5-year term of the debenture.

The Company records the fair value of the 1,500,000 warrants issued to Chung Lien as advisor costs in a contra account under the equity section of the balance sheet as of September 30, 2007. The fair value of the total warrants has been determined to be $641,700 as of April 19, 2007 and is amortized as bond issue expense over the 5-year term of the convertible debenture to which Chung Lien’s placement services are related. Bond issue expense, including amortized fair value of the warrants and the 8% placement compensation fees (plus other incidental expenses) for the quarter ended September 30, 2007 was $36,085 and was included in general and administrative expenses.

As of the balance sheet date, the Company is continuing to work with Chung Lien to raise funds up to the Offering amount. The parties have agreed to extend the placement agency agreement for an additional 2-month period.

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

11.	Subsequent Events

In December 2006, the Company borrowed $250,000 from IFG Investments Services Inc. ("IFG"), a Nevis corporation located in Nevis Federation of St. Kitts & Nevis West Indies and controlled by an existing minority shareholder, to fund the second installment payment to KC which we made in January 2007.  The IFG loan bears an annual interest of 8% and was due on June 11, 2007.  On June 28, 2007, Chilco and IFG extended the maturity date for another 90 days.  Chilco also agreed to specifically use the proceeds from the release of a certain $250,000 currency exchange deposit from Chung Lien for the purpose of repayment of principal and interest of the IFG loan.  In October 2007, IFG agreed to extend the maturity of the $250,000 loan to November 30, 2007.

On October 19, 2007, IFG made another $100,000 short-term bridge loan to the Company.  The short-term bridge loan bears an interest rate of 10% per annum and is due on November 30, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

All statements other than statements of historical or current facts included in this report on Form 10-QSB or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include those discussed under the caption “Risk Factors” in the Company’s most recent annual reports filed with the SEC on Form 10-KSB on April 2, 2007, and incorporated herein by reference, as well as the following:

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

Historically, our operating revenue was derived from the following aspects of our business, expressed as percentages relative to total revenue:

	Three Quarters ended September 30, 2007	Year 2006	Year 2005
Casino-Leasing	34%	25%	58%
Rooms	61%	69%	25%
Food & Beverage	5%	6%	11%
Other	0%	0%	6%
Total	100%	100%	100%

Miramar Hotel and Casino

The Miramar Hotel and Casino (“Miramar”) is located at Jiron Francisco Bolognesi # 171-191 in the Miraflores District, Province and Department of Lima, Peru, approximately 30 minutes from Jorge Chavez International Airport in the heart of Miraflores. Miramar is comprised of a full-service hotel, restaurants, a casino (with a gaming floor and a slot machines room) real property. Pursuant to a plan to expand, renovate and modernize the facilities of Miramar, we suspended operation of the gaming room in February 2005 and operation of the restaurant and slot room in November 2005. Upon completion of the renovations, Miramar is intended to be a “destination” hotel and casino location for local residents and visitors traveling to Peru, especially those from the People’s Republic of China.

Gaming Casino: Before closing for renovations, the gaming casino was a full featured casino with 20 traditional gaming tables (blackjack, roulette, craps and poker) and approximately 220 slot machines. The casino was located on the second floor of the hotel and was approximately 622 square meters. Once the renovations are completed, the casino is expected to feature two full bars, a VIP area and will be able to accommodate 300 guests. The casino is now scheduled to reopen to the public in the first half of 2008, assuming adequate financing is available by December 31, 2007. We are in the process of raising additional capital, but have no current commitment for such financing. Any delay in raising additional financing will delay our scheduled opening date.

Slot Room: The slot room is planned to be located on the first floor of the hotel next to the lobby. Before closing for renovations, the slot room featured 220 slot machines and could accommodate approximately 300 guests. As of September 30, 2007, we leased out over 130 slot machines that are retired from the slot room to other local slot parlor operators under various lease terms and profit-sharing agreements. These operating leases vary in terms and average $10 per machine per day in net rental income. We believe the slot machine rental income should continue at least through the end of year 2007. Under our current renovation plan, the new gaming casino will have a slightly larger space and will feature 300 new slot machines, some of which will be manufactured by us under the Kubuk brand name. Much like the casino, we now schedule to reopen the slot room in the first half of 2008, assuming that we can obtain sufficient funds by December 31, 2007.

Restaurants and Lounge: Prior to closing for renovations, Miramar featured two full service restaurants serving Chinese and international cuisine. The restaurants each seated 200 guests. Under our renovation plan, a new lounge will replace one of the restaurants and will serve food and beverages to the general public. We have started the interior construction and decoration in the 300 square meters lounge area in July 2007 and are planning the soft opening of the lounge on obtaining the late night club license from the Miraflores local government.

Hotel: During our renovation efforts, we continue to operate our hotel. The following table sets forth the occupancy rate for our hotel during 2006 and the first nine months of 2007:

Hotel Average Occupancy Rate

Month	2006	2007
January	64.88%	53.10%
February	68.31%	45.79%
March	70.85%	63.62%
April	65.10%	57.67%
May	71.51%	64.65%
June	68.85%	55.88%
July	74.26%	60.53%
August	69.21%	64.58%
September	65.33%	63.69%
October	68.54%	-
November	72.44%	-
December	67.44%	-

Kubuk Slot Machines

In July 2006, we acquired the exclusive world-wide license to manufacture slot machines based on technology developed by KC Technology, a Hong Kong corporation. We are seeking to raise capital to manufacture and sell, lease or profit-share the slot machines beginning in the last quarter of 2007 or early 2008. As of September 30, 2007, we have entered into slot machine profit-sharing contracts with a number of Peruvian slot parlor operators for the lease of more than 300 slot machines. These contracts allow us, upon completing formal lease agreements and our delivery of the machines, to charge a fixed per-machine, per-day rent or to share the net earnings of the slot machines that we lease out in 50%-50% or 60%-40% ratio. Because of lack of funding to mass produce the slot machines, we have only manufactured and delivered 22 slot machines to as of September 30, 2007. We cannot assure you, however, that we will be successful in raising sufficient funds to manufacture the number of slot machines deliverable under the profit-sharing contracts.

Internet Software Development

In April 2006, we established a software development office in Shenzhen, China to develop an internet-based computer application for potential future licensing to third parties, who can legally operate licensed internet gaming websites. Internet gaming is illegal in the United States, and we intend to license our software, if successfully developed, only to licensed internet gaming companies which have established controls to operate legally. Internet gaming is subject to substantial regulation and we cannot assure you that we will be able to develop or license our software.

During the third quarter of 2007 we have successfully tested the completed version of an online poker software developed by our software development office. The online poker software is available for sale/lease/license to interested online gaming operators. As of September 30, 2007 we have not discussed the sale or licensing of the software with any identified third party.

In light of the passage of the Unlawful Internet Gambling Enforcement Act of 2006, which was signed into law by President Bush on October 13, 2006, we may have to license our developed software to companies that are not subject to the jurisdiction of the United States and operate exclusively in foreign markets including, but not limited to, South America. This is expected to limit the potential users of our software, even if we are successful in our development efforts. Since its inception, most of the operating expenses in Shenzhen have been advanced by Wai Yung Lau, a former director of the Company. These advances are payable by demand and do not bear stated interest. The unpaid balance of such advancements was $183,087 as of September 30, 2007.

Financing Arrangements

On April 19, 2007, the Company entered into a placement agency agreement (the “Chung Lien Agreement”) with Chung Lien Investment Management Limited, a Hong Kong corporation (“Chung Lien”), by which the Company engaged Chung Lien as advisor and placement agent to raise funds from investors of up to $10,000,000 by September 30, 2007 (the “Chung Lien Offering”).

On June 28, 2007, we amended the Chung Lien Agreement to extend the term from June 30, 2007, to September 30, 2007. In October, 2007 we agreed to a further 2-month extension of the term, thereby keeping the Chung Lien Agreement effective to November 30, 2007. Despite the extension, however, we cannot assure you that we will raise any additional funds under the Chung Lien Agreement. If we are unable to raise sufficient funds through Chung Lien or with any other potential investors or mortgage lender in debt or equity transactions to complete the renovations, we intend to fund completion of the renovations through cash flow from operations and reopen the casino in stages. We currently have no firm commitments with respect to additional financing. Without additional funding, there is substantial doubt that we will be able to continue as a going concern.

Explanatory Note on Financial Statements

The condensed consolidated financial statements included in this quarterly report on Form 10-QSB have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2007, and our results of operations and cash flows for the quarter ended September 30, 2007. The results of operations for the quarter ended September 30, 2007 are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Audit for the year ended December 31, 2006.

Satisfaction of cash obligations for the next twelve months

We believe that the cash flow from our hotel and the rental of old slot machines will not be sufficient to meet our minimum operating cash requirements to permit us to continue as a going concern for the next twelve months. We will require additional financing. We intend to use a combination of available cash and additional financing to meet obligations over the next twelve months, including the cost of renovation of the casino and restaurant at an estimated amount of $4,200,000. We intend to secure additional financing in the amount of approximately $7,387,000 in one or more transactions as soon as practicable. As of September 30, 2007, we had approximately $935,000 in quick assets and various financial obligations and budgeted capital expenditures that are payable in cash in the amount of $8,345,000 within the next 12 months. These financial obligations and budgeted capital expenditures included:   (1)  casino and hotel renovation in total budgeted amount of $2,700,000; (2)  voluntary and statutory cash reserves for the casino in the amount of $1,500,000, (3)  two $500,000 installment payments payable to KC by January 31 and June 30, 2008, respectively; (4)  $2,200,000 for the production of approximately 400 new Kubuk Slot Machines; (5)  related party loans and accrued interest in the amount of $585,000; (6) accrued interest payable to Chung Lien (see below) for $110,000; and (7) general working capital needs for $250,000.

In December 2006, we borrowed $250,000 from IFG Investments Services Inc. (“IFG”), a Nevis corporation located in Nevis Federation of St. Kitts & Nevis West Indies and controlled by an existing minority shareholder, to fund the second installment payment to KC which we made in January 2007. The IFG loan bears an annual interest of 8% and was due on June 11, 2007. On June 28, 2007, Chilco and IFG extended the maturity date for another 90 days. Chilco also agreed to specifically use the proceeds from the release of a certain $250,000 currency exchange deposit from Chung Lien for the purpose of repayment of principal and interest of the IFG loan. In October 2007, IFG agreed to extend the maturity of the $250,000 loan to November 30, 2007.

On October 19, 2007, IFG made another $100,000 short-term bridge loan to the Company. The short-term bridge loan bears an interest rate of 10% per annum and is due on November 30, 2007.

Results of Operations for the Nine Months and the Three Months Ended September 30, 2007 and 2006.

We had revenues of $1,206,192 and $399,418 during the nine-month and three-month periods ended September 30, 2007, respectively; compared to revenues of $1,189,868 and $422,640 during the same periods in 2006. Overall revenues were up 1% and down 5%, respectively, for the nine-month and three-month periods comparative periods. Revenue from leasing of the slot machines increased $120,476, or 42% in the first nine months of 2007 versus 2006. We did not lease out all retired slot machines until the end of second quarter of 2006, which caused the leasing revenue for the first half of 2006 to appear significantly lower than the first half of 2007. Additionally, hotel room revenue was down by $35,135, or 14%, in the third quarter of 2007 as compared to the same period in 2006, partly because of the 7.9 magnitude earthquake that hit coastal regions of Peru on August 15, 2007. We anticipate the related effects of the earthquake on local tourism and on our hotel operations to be temporary.

Operating expenses during the nine-month and three-month periods ended September 30, 2007 were $2,227,471 and $792,741, respectively; compared to $2,940,340 and $1,253,197 for the same periods in 2006. Operating expenses were significantly higher in the comparative periods of 2006 because the Company committed relatively large amounts of financial resources in various promotional programs, pursuant to certain private placement commitments. In addition to depreciation expense in the amount of $438,407, which does not require payment of cash, we have the following non-cash expenses during the nine months ended September 30, 2007:

(i)	Amortization of prepaid stock compensation for consulting services provided by Clear Channel Inc. totaling $345,000 ($115,000 for each quarter).

(ii)	Amortization of maintenance service contract under the KC Licensing Agreement totaling $336,354 ($112,118 for each quarter).

(iii)	Amortization of bond issue cost related to the warrants issued to Chung Lien totaling $64,170

(iv)	Imputed interest on installment obligation settled via issuance of shares $253,914

Total non-cash expenses amounted to $1,437,845 for the nine-month period ended September 30, 2007, or 54.05% of the entire operating and other expenses for the period.

Consequently, losses from operation for the nine-month and three-month periods ended September 30, 2007 were $(1,021,279) and $(393,323), respectively; compared to losses from operation in the amounts of $(1,750,472) and $(830,557) for the same periods in 2006. Income (losses) from operation as a percentage of revenue for the nine-month and three-month periods ended September 30, 2007 were (85%) and (98%), respectively. The decreases in losses from operation during these periods of 2007 compared to the same periods of 2006 were a direct result of reduced marketing and promotional expenses, as well as the implementation of expense-reduction measures.

Net loss, after other income and expenses and provision for income taxes, was $(1,475,721) and $(499,497) for the nine-month and three-month periods (a net loss of $0.03 and $0.01 per share) ended September 30, 2007, respectively, compared to net loss of $(1,782,480) and $(846,349) for the nine-month and three-month periods ended September 30, 2006, respectively. The increase in other income and expenses in 2007 versus 2006 was largely attributable to (1) the imputed interest expense in the amount of $368,297 (for the nine-month period in 2007) on our obligations to pay cash and issue shares to KC pursuant to the KC License Agreement, and (2) accrued interest on the IFG loan and Chung Lien debenture. We paid Peruvian income taxes of $30,780 and $46,307 for the nine-month periods ended September 30, 2007 and 2006, respectively. We had an unrealized gain on foreign currency translation of $284,327 during the nine-month period ended September 30, 2007, compared to a $(6,523) loss during the same period in 2006.

Our revenues during the periods after the closure of our slot room and restaurant in November 2005 were principally derived from hotel revenue and revenue from rental of old slot machines. We do not anticipate that revenues will return to historical levels until the renovations of the casino floor are completed. We have several fixed costs related to our operations, which resulted in higher operating expenses and lower operating revenue as a percentage of sales. We anticipate that our expenses as a percentage of sales will remain at approximately the same level until our casino is fully operational. We are currently seeking to raise at least $7.4 million, $4.2 million of which is expected to be allocated to renovate and modernize the current facilities of Miramar. We have no firm commitments to raise such capital to complete such renovations and we cannot assure you that such funds will be available on acceptable terms, if at all. Any delay in raising financing will delay our planned reopening of our hotel and casino in the first half of 2008.

In addition, under the terms of the KC Licensing Agreement, we are required to pay KC an installment license payment of $500,000 on January 30, 2008 and to issue KC 1,500,000 shares of our common stock on July 7, 2008. If we fail to make such payment and issuance, KC may terminate the license and we will lose our investment. In addition, we undertook to file a registration statement with the SEC to use commercially reasonable efforts to register the resale of the 6,000,000 shares issued or issuable to KC under the KC License Agreement. We plan to file a registration statement with the SEC during the fourth quarter of 2007 and our failure to do so may be deemed a breach of the agreement giving rise to KC’s ability to terminate the license. A termination of the license will have a material adverse effect on our business and results of operations.

We anticipate that we will need to raise at least $2.2 million in additional capital to fund our plan of operation related to our slot machine business. We cannot assure you that we will successfully raise such financing on acceptable terms, if at all, or that we will be successful in marketing and selling our slot machines.

Liquidity and Capital Resources

We are in the process of a comprehensive renovation of Miramar and will require additional capital to complete the remodeling of the gaming floor, slot room and one of the restaurant areas and resume operations of these facilities. We are currently seeking to raise at least $4.2 million in capital to complete the renovations. Out of the $4.2 million budget, $1.45 million will have to be raised in the fourth quarter of 2007 in order for us to launch the new lounge that replaces one of the former restaurants and reopen the slot room. We anticipate that we will require an additional $3.2 million for working capital and to fund our slot machine business during the next 12 months.

Because of lack of funding, we were only able to produce and lease out 22 slot machines since 2006, manufactured pursuant to our licensing agreement (the “License Agreement”) with K.C. Technology (“Licensor”). In accordance with the terms of the License Agreement, we made two $500,000 installment payments to the Licensor in January and June 2007, and we have commitments to make two final payments of $500,000 in January and June 2008. We are also required to issue to the Licensor another 1,500,000 shares of our common stock in July 2008. If we fail to make such payments or issue such shares in a timely manner, we will default under the terms of the =License Agreement and could lose the license. We cannot assure you that we will successfully raise such financing on acceptable terms, if at all, or that we will be successful in marketing and selling our slot machines. We have no firm commitments for such financing.

Cash flows from operations during the nine months ended September 30, 2007 (a net cash outflow in the amount of ($791,851) were lower than cash flows from operations during the same period in 2006 (a net cash outflow in the amount of $(729,622) by $62,227. Among the major changes in operating cash flows in 2007 is a $250,000 currency deposit required under the Chung Lien Agency Agreement.

As of September 30, 2007, we had current assets of $1,580,945 including cash and cash equivalents of $350,583, and current liabilities of $3,313,673. We had a working capital deficit of $(1,732,728). As of September 30, 2007, we have commitments and contractual obligations during the next 12 months of approximately $1,600,000, which is attributable to the License Agreement as well as related party loans and accrued interest. In April 2007, we borrowed $1,000,000 from Chung Lien with a 5-year convertible debenture bearing interest at 11% per annum. As of September 30, 2007, out of the total installment payable (all current portion) related to the KC License Agreement, $1,675,376 is attributable to our obligation to issue shares of common stock to KC in the next 10 months and will not require any cash outlay when we satisfy this obligation. As of September 30, 2007, the present value of our future monetary obligations for the installment payments under the KC license right is $937,122.

In December 2006, we borrowed $250,000 from IFG before we made a currency exchange deposit pursuant to the term sheet with Chung Lien. The IFG loan bears an annual interest of 8% and was due on June 11, 2007. On June 28, 2007, Chilco and IFG extended the maturity date for another 90 days. Chilco also agreed to specifically use the proceeds from the release of the $250,000 currency exchange deposit from Chung Lien for the purpose of repayment of principal and interest of the IFG loan. On October 19, 2007, Chilco and IFG extended the due date of the $250,000 loan to November 30, 2007. In addition, IFG has provided Chilco with another $100,000 short-term bridge loan with 10% interest per annum. Maturity date of the short term bridge loan is also November 30, 2007.

Since the inception of our software development center in Shenzhen, China, most of the operating expenses in China have been advanced by Wai Yung Lau, a former director. These advances are payable on demand and do not bear stated interest. The unpaid balance of such advancements was $183,087 as of September 30, 2007.

Due to funding restraints, we expect to complete only the new lounge by December 31, 2007. Even if we can complete the construction and interior decoration of the slot room, we may still have to raise substantial amount of money to pay for the costs of manufacturing and installing the slot machines, as well as customs and duties imposed on the slot machines imported into Peru, before we can plan for the grand opening of the slot room.

We will defer the renovation of our casino floor until further funding is available. We are seeking to raise approximately $4.2 million to complete the entire renovation, but have no firm commitments for such financing. Any delay in raising additional financing will delay our scheduled opening date.

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

During the most recent fiscal quarter ended September 30, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHILCO RIVER HOLDINGS INC.
(Registrant)

Date: November 14, 2007	By:	/s/ Tom Yu Liu
Tom Yu Liu Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Martin Torres Garcia
Martin Torres Garcia Chief Financial Officer
(Principal Financial and Accounting Officer)